Form 10-K405
period 1994-12-31
CIS TECHNOLOGIES INC
filed 1995-04-14
CIK 806072

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                   FORM 10-K
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1994
                        Commission File Number: 0-15457

                           C.I.S. TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

                 DELAWARE                           73-1199382
     (State or other jurisdiction of        (I.R.S. Employer Identification
     incorporation or organization)          Number)

6100 SOUTH YALE, SUITE 1900, TULSA, OKLAHOMA            74136
  (Address of Principal Executive Offices)            (Zip Code)

       Registrant's telephone number, including area code:  918/496-2451

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             YES   X      NO
                                 -----       -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 1995, there were 30,093,706 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 30, 1995 as reported on the NASDAQ National Market System, was approximately $60,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

C.I.S. Technologies, Inc. 1994 Annual Report (certain portions incorporated by reference into Parts II and IV)

Proxy Statement for Annual Meeting of Shareholders, dated March 27, 1995 (certain portions incorporated by reference into Part III).


Total Pages: 230
Exhibit Index Page: 11

                               TABLE OF CONTENTS

                                                                           PAGES
                                                                           -----
Part I:
         Item 1:     Business...............................................3-8
         Item 2:     Properties.............................................. 8
         Item 3:     Legal Proceedings....................................... 8
         Item 4:     Submission of Matters to a Vote of Security Holders..... 8

Part II:
         Item 5:     Market for Registrant's Common Equity and Related
                      Shareholder Matters.................................... 9
         Item 6:     Selected Financial Data................................. 9
         Item 7:     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................... 9
         Item 8:     Financial Statements and Supplementary Data............. 9
         Item 9:     Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.................... 9

Part III:
         Item 10:    Directors and Executive Officers of the Registrant.....  10
         Item 11:    Executive Compensation.................................  10
         Item 12:    Security Ownership of Certain Beneficial Owners
                      and Management........................................  10
         Item 13:    Certain Relationships and Related Transactions.........  10

Part IV:
         Item 14:    Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K............................. 11-13

Signatures................................................................ 14-15

Report of Independent Accountants........................................... R-1

Financial Statement Schedules............................................... S-1

Exhibits..................................................................... 18

                                    PART I

ITEM 1. BUSINESS

GENERAL

C.I.S. Technologies, Inc. ("the Company") develops and markets computer-based healthcare reimbursement management programs and (ii) offers professional consulting and reimbursement assistance services to over 900 healthcare clients (primarily acute-care 100+ bed hospitals and physician practices) across the country. The Company's services are designed to improve the cash flows and reduce the administrative costs of its healthcare clients.

RECENT DEVELOPMENTS

Acquisition of AMSC, Inc.  In November, 1994 the Company completed the
- - -------------------------
acquisition of 100% of the outstanding capital stock of AMSC, Inc. for a total consideration of $5 million, which consisted of a combination of cash, notes and the Company's common stock. AMSC is the nation's leading reseller of The Medical Manager(R) physician practice management software and provides complete automated business office solutions for medical service organizations (MSOs) and physician-hospital organizations (PHOs), as well as individual physicians and small practices. The Company believes that this acquisition positions it to take advantage of the untapped potential in the physician market, and assist in the building of integrated delivery systems. Unlike the hospital market, relatively few physician claims are currently billed electronically and, with AMSC, the Company has potential access to approximately 800,000 additional claims per month. There is also an opportunity for the Company to enter the physician market with not only claims automation solutions, but also professional services, decision support services and financial services.

Relationship with GE Capital.  In late October, 1994, the Company entered into
- - ----------------------------
several agreements with General Electric Capital Corporation ("GE Capital"). GE Capital acquired 840,336 newly issued common shares of the Company's stock for $2 million. GE Capital also provided a $2 million three-year term loan, which funds were used in acquiring AMSC, Inc. (see above discussion), as well as a $5 million, three-year revolving credit facility to be used for working capital and acquisitions. The two companies also have entered into a strategic alliance to provide accounts receivable funding to the healthcare industry through a newly formed and equally-owned business entity. Precision Funding(SM) is the name of the service under which the funding product will be marketed.

Relationship with Bankers Trust.  In late November, 1994 the Company entered
- - -------------------------------
into an agreement with a subsidiary of Bankers Trust New York Corporation ("Bankers Trust") in connection with a strategic alliance to pursue opportunities in cash management and data services in the healthcare industry. Pursuant to the agreement, Bankers Trust acquired 2,384,182 shares, and warrants to acquire an additional 500,000 shares, of newly issued convertible preferred stock and 1,615,818 shares of newly issued common stock for $10 million. By utilizing Bankers Trust's decision support services and the Company's database and market segment expertise, the two companies will look for opportunities to meet the growing need in the healthcare industry for relative performance on costs as well as treasury functions including cash management, lock box operation and cash reconciliation.

PRODUCTS AND SERVICES

The focus of reimbursement management is the accurate and efficient billing of third-party insurance payers and the efficient operation of the hospital's billing office. The Company has developed services which will assist hospitals in reducing administrative costs and improving cash flows. A brief description of each of the Company's services follows:

Electronic Data Interchange ("EDI") Services.  EDI is the automated transfer of
- - ---------------------------------------------
business data between two or more parties, using electronic technology to speed the exchange of data and reduce paperwork, human error and administrative costs. Approximately 52% of total revenue in 1994 was derived from electronic data interchange, of which 87% is considered to be recurring. The Company has several products and services which are part of the EDI Services offering that are described in more detail below.

PREMIS(R) or Electronic Claims Management. The foundation of the Company's business is its proprietary electronic claims management software. The software is PC-based and resides at the hospital billing office. Claim information from the hospital's central computer is downloaded into the PC, where the software edits (based upon approximately 10,000 payer specific edit requirements) and formats the data. The software isolates claims with errors and then assists the billing clerk in correcting the claims. "Clean" or error-free claims are then transmitted via modem to the Company's clearinghouse computer in Tulsa, where the information is re-formatted and transmitted to the various insurance payers. The Company's claims management system provides transmission security and comprehensive accounting reports, and is capable of processing a variety of health insurance claims (e.g. Medicare, Medicaid, commercial, managed care), amounting to an "all-payer" approach. Use of the Company's electronic claims management system reduces its clients' claims rejection rate to less than 1%, resulting in more timely payment of claims and improved operating efficiency, thereby decreasing days in accounts receivable and administrative costs. During 1994, the Company processed over 24 million claims worth $45 billion, which positions it as the largest independent claims clearinghouse in the United States.

The Company generally charges its clients fees for initial licensing, training and installation. After the claims management system is operational, clients are charged a monthly claims processing fee, based upon either the number of patient beds or the number of claims processed during the month, as well as a monthly fee for ongoing software maintenance and an annual software license renewal fee. Revenue from PREMIS or electronic claims management is generally considered to be recurring because client retention is high and services are typically provided over a long period of time.

The Company completed a significant revision of its PREMIS software and released PREMIS 2.0 in July, 1994. PREMIS 2.0 includes additional functionality that enhances the value that clients receive from use of the software. PREMIS replaces the previous electronic claims management system as the Company's core product and current users of the previous electronic claims management system will be converted to PREMIS over the next few years.

POSTPRO(TM) or Electronic Remittance Posting. For every claim a hospital submits, the insurance payer responds with documentation called a remittance advice. The remittance advice contains valuable data about the claim, whether it was accepted or rejected, when payment should be received by the hospital and what the payment will be. Information on these remittance advices must be manually entered into the hospital's mainframe computer, and painstakingly re-entered and maintained in the various reports required by Medicare, Medicaid and other payers. POSTPRO eliminates the need for rekeying remittance information by uploading an electronic remittance file from the insurance payer into the hospital's information system. POSTPRO automatically reconciles cash deposits with remittance data, calculates and posts contractuals and/or adjustments for managed care contracts, facilitates secondary billing, and generates meaningful reports for managing reimbursement. A major revision of POSTPRO, POSTPRO Version 2, was released in late 1994, creating a standard format that will allow for faster installations and more consistent applications to all clients.

Eligibility Services. Through strategic alliances with other companies, the Company began offering eligibility services to clients during 1994. Eligibility services gives hospitals direct access to payer computer files that can instantly verify patient insurance eligibility, benefits coverage and exceptions. This not only supplies the information needed upfront to reduce re-submissions of claims due to missing or inaccurate data, but also helps determine, before patients are discharged from the hospital, secondary coverage and what out-of-pocket expenses the patients will need to pay (such as a deductible or remaining balance).

Reimbursement Services.  One of the roadblocks to efficiency and cash flow in
- - -----------------------
the hospital business office is the lack of accuracy in billing. While the Company's claims management programs specialize in moving information efficiently between hospitals and insurance payers, the Company's Reimbursement Services Division (formerly Hospital Billing Analysis, Inc., "HBA") provides several services that help ensure that hospitals capture all appropriate charges. Charge recovery services are performed at the hospital by the Company's skilled revenue auditors. These auditors compare insurance claims to patient files, verifying that all chargeable items and services have been accurately billed. The auditors also perform rebilling, follow-up and collections services for the claims they identify. This service, which also identifies charges which were erroneously included in such claims, has historically identified net undercharges amounting to 3%-5% of the value of the claims examined. The Company is paid a percentage of the net undercharges identified and collected.

Reimbursement Services also include: a Defense Audit program which provides hospitals with specially trained medical auditors to act on their behalf when dealing with insurance carriers; Patient Audit Request Services, which provides hospitals with third-party intervention to respond to patient questions or disputes in regard to billing issues; a Concurrent Audit program, whereby the Company's auditors review claims as they are generated by the hospital's billing office to help ensure that hospital charges are accurate upon initial submission of claims to insurance companies; and Supplemental Audit Support Services, designed to assist hospitals in evaluating, training and supplementing their existing internal auditing staffs.

Revenue from Reimbursement Services is considered to be recurring because client retention is high and services are typically provided over a long period of time. Approximately 35% of total revenue in 1994 was derived from Reimbursement Services.

Professional Services.  Hospitals often have a shortage of trained billing
- - ---------------------
office personnel and a backlog of claims to be processed. Other times, hospitals require assistance with converting from one hospital information system to another. Through its variety of comprehensive professional services, the Company provides experienced and highly trained personnel to work on-site, in conjunction with the Company's electronic claims management system, providing assistance through temporary situations which otherwise would disrupt the normal billing process.

Many hospitals have found that subcontracting, or "outsourcing", with outside vendors for food service, emergency room, linen service, waste disposal and laboratory work can be more cost effective than if the hospital were to itself provide such services. The Company has found that a number of hospitals can also benefit from subcontracting all or certain specific functions of their business office. Acting as a strategic partner with a hospital, the Company's Professional Services staff can perform all hospital business office functions related to the reimbursement cycle, from the initial verification of insurance coverage through the final resolution and payment of the insurance claim. The Company's Professional Services provide several immediate and measurable benefits to the hospital business office: needed programs and changes can be implemented in less time; overhead and operating budgets can be reduced; necessary expertise to accomplish an objective is readily available; and new technology is accessible without the usual heavy investment.

Charges for Professional Services are based upon negotiated fees, which can be a percentage of the claim value submitted through the electronic claims management system, a percentage of cash collected or a fixed fee, depending on the length of the project and the level of service provided. Revenue from Professional Services is generally considered to be non-recurring because the services provided are under special circumstances that rarely last longer than a few months. Approximately 8% of total revenue during 1994 was derived from Professional Services.

Physician Services.  Through its newly acquired subsidiary, AMSC, Inc., the
- - ------------------
Company plans to expand its services to the physician and emerging integrated delivery systems markets. AMSC is the nation's leading reseller of The Medical Manager physician practice management software and provides complete automated business office solutions for medical service organizations and physician-hospital organizations, as well as individual physicians. During 1994, approximately 5% of the Company's revenue was derived from Physician Services.

Decision Support Services.  The Company's electronic claims management system
- - -------------------------
processes approximately $4 billion of healthcare claims per month. As a result, the Company has established one of the largest data bases of current healthcare information available. As part of the strategic alliance with Bankers Trust (see above), the Company plans to market this statistical and tactical information in an aggregate format to hospitals, hospital associations, state and federal agencies and other entities.

MARKETING AND CUSTOMERS

The Company markets its reimbursement management services to acute-care hospitals with greater than 100 beds, of which there are approximately 2,500 in the United States. The Company markets its physician services to physician practices across the country. Currently, the Company's EDI, Audit, Professional and Physician Services are utilized by over 900 clients in 38 states. The Company's services are marketed by direct sales and account service personnel on a decentralized basis. Regional offices are maintained in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Orlando, Florida; Palm Springs, California and Philadelphia, Pennsylvania.

During 1995, the Company's marketing activities will consist primarily of selling its reimbursement management services to both new and existing clients, and focusing on the newly emerging integrated delivery systems. Cross-selling opportunities between the Company's clients will continue to be explored.

During 1994, the Company did not have any customers accounting for more than 10% of total revenue.


SOFTWARE MAINTENANCE AND DEVELOPMENT

Software Maintenance.  To ensure the continuous flow of information, the
- - --------------------
Company's electronic claims management software must be updated to reflect changes in the rules, regulations and requirements of third-party insurance payers. To accomplish the updates, the Company regularly obtains current claims specifications from each insurance payer. Company personnel then translate each set of specifications to a format that can be used for programming purposes. Once the specifications are programmed and approved by the Company, the Company's electronic claims software is then updated and distributed to clients. Because the requirements of third-party insurance payers change so frequently, the Company releases updated software to clients on a monthly basis. The Company's other software products, such as eligibility verification and remittance posting, generally do not require continuous updates.

Software Development for New States.  Currently, the Company offers its
- - -----------------------------------
electronic claims management services in 32 states. Because of its all-payer approach to claims management, the Company limits its claims management to those states in which it has first met the requirements for processing Medicare and Medicaid claims, in addition to commercial claims (the Company currently has the ability to manage commercial claims in all 50 states). Thus, before the Company begins managing claims in a new state, the complex and varied requirements of Medicare and Medicaid fiscal intermediaries must be obtained, translated, programmed and approved in a process similar to that of software maintenance. Once claims management has begun, the software will require continuous updating (see "Software Maintenance" above).

PATENTS, TRADEMARKS AND COPYRIGHTS

The Company has obtained or has applied for all such copyright, trademark and product and service tradename protection as it deems appropriate for its software, documentation and product and service tradenames. The Company also relies upon secrecy and non-disclosure agreements with its employees and consultants and upon provisions of trade secret and unfair competition laws to protect its proprietary interests.

The Company has no patents or patent applications pending and does not currently intend to seek such patent protection. All currently available software underlying the Company's EDI Services are only usable by its own clients. The Company's claims editing and transmission software must be constantly maintained due to changing requirements of the insurance carriers and other payers and cannot be used independent of the Company's host computer system located in Tulsa, Oklahoma.

SEASONAL EFFECTS

There are no material seasonal effects on the business of the Company.

COMPETITIVE CONDITIONS

Healthcare reimbursement management has emerged within the last 10 years as an industry comprised mainly of smaller, privately-owned firms. These firms are primarily regional or local and, because of their smaller size, tend to specialize in only one or two areas of reimbursement management (such as claims processing, follow-up and collections or charge recovery). There are larger firms, such as Blue Cross/Blue Shield ("BCBS"), which have developed electronic claims processing programs, but are limited to processing BCBS claims generally and Medicaid claims only in those states where BCBS is the fiscal intermediary. There are other electronic claims clearinghouses that have the ability to, and in some instances do, compete with the Company for claims processing at competitive rates. Some hospitals have attempted to develop claims processing capabilities, with limited success.

The Company is aware of approximately twelve firms which claim to be "all-payer" in their claims processing capabilities. Based upon contacts with representatives of health insurance companies, trade publications and associations, the Health Care Financing Administration and its client base, the Company believes that of these twelve firms, the Company is the only firm whose reimbursement management services include electronic payer specific editing; a large number of insurance carriers accepting electronic claims; installation, training and support services; and the ability to offer comprehensive on-site reimbursement management services. In addition, the Company is developing and presently offers healthcare providers a variety of technology-based, electronic reimbursement management services that are unavailable from any other single source.

Even though barriers to entry are currently believed to be high due to the time and expense related to system development and maintenance, there can be no assurance that well-capitalized competitors, potentially including affiliates of health insurance companies themselves, will not develop claims management and related services which are directly competitive with, or even superior to, those of the Company. In addition, the industry trend towards transmission and format standards could reduce these barriers to entry.

The Company is aware of approximately eight national or regional firms, all of which are privately owned, which offer Reimbursement Services. The Company also competes in any given geographic location with any number of local providers of such services. Some hospitals also perform charge recovery and audit services in-house. Although the Company is not aware of any charge recovery and audit firm which competes with the Company on a national level or offers the Company's variety of reimbursement management programs, competition by local and regional firms is often intense.

Additionally, the current administration in Washington, D.C., as well as various governmental agencies, continue to discuss healthcare reform, which will likely include mandatory electronic processing of all healthcare transactions. The Company continues to stay informed of decisions being made on a national level, but is unable to predict the effect on its competitive environment at this time.

EMPLOYEES

As of March 30, 1995, the Company had 411 full-time, 30 part-time and 4 temporary employees.

ITEM 2. PROPERTIES

The Company's corporate offices are comprised of 43,424 square feet in a high-rise office building in Tulsa, Oklahoma. The Tulsa offices are leased for a period ending July 31, 1999.

The Company's Reimbursement Services Division leases office space in Palm Springs, California (see "Item 13. Certain Relationships and Related Transactions").

The Company also leases office space in Albany, New York; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Los Angeles, California; North Bergen, New Jersey; Orlando, Florida; Philadelphia, Pennsylvania and San Francisco, California.

The Company considers that its properties are generally suitable and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

As of March 30, 1995, there were no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Incorporated by reference herein from page 34 of the Company's 1994 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference herein from page 16 of the Company's 1994 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Incorporated by reference herein from pages 17 and 18 of the Company's 1994 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference herein from pages 19 through 32 of the Company's 1994 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference herein from pages 3, 11, 12 and 21 of the Company's Proxy Statement dated March 27, 1995.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference herein from pages 13 through 18 of the Company's Proxy Statement dated March 27, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference herein from page 2 of the Company's Proxy Statement dated March 27, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference herein from page 20 of the Company's Proxy Statement dated March 27, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.  FINANCIAL STATEMENTS
           --------------------

       The following financial statements contained in the Company's 1994 Annual Report to Shareholders are incorporated in other parts of this Report by reference:

                                                                       Annual Report
                                                                       Page Number
                                                                       -----------
        Consolidated Balance Sheets at December 31, 1994 and 1993.....       20
        Consolidated Statements of Operations for the Years Ended
               December 31, 1994, 1993 and 1992.......................       21
        Consolidated Statements of Stockholders' Equity for the
               Years Ended December 31, 1994, 1993 and 1992...........       22
        Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1994, 1993 and 1992.......................       23
        Notes to Consolidated Financial Statements....................     25-32
        Report of Independent Accountants.............................       19

                                                                     Page(s) in
                                                                     Form 10-K
                                                                     ----------
       2.  FINANCIAL STATEMENT SCHEDULES
           ------------------------------
Report of Independent Accountants....................................    R-1

Schedule II - Valuation and Qualifying Accounts......................    S-1

All other schedules have been omitted since they are not required, are not applicable, or because the information required is included in the financial statement and notes thereto.


       3.  EXHIBITS
           --------

                                                                 Page(s) of this Form or Report
Exhibit Number  Exhibit Description                              previously filed*
- - --------------  -------------------                              ------------------------------
      (3)       Articles of Incorporation and By-laws:           Form 10-K filed March 31, 1990
                 a.  Certificate of Incorporation of Registrant  Form 10-K filed March 31, 1990
                 b.  Bylaws of Registrant

      (4)       Instruments defining the rights of security      Form S-3 Registration Statement
                holders, including indentures                    effective February 5, 1991

      (9)       Voting trust agreement                           N/A

                                                                 Page(s) of this Form or Report
Exhibit Number  Exhibit Description                              previously filed*
- - --------------  -------------------                              ------------------------------

     (10)       Material contracts:
                 a. Office Space Lease Agreement between         Page 19
                Metropolitan Life Insurance Co. and C.I.S.,
                Inc.
                 b. Amended and Restated C.I.S.                  Form 10-K filed March 26, 1993
                Technologies, Inc. Stock Option Plan,
                effective October 26, 1989
                 c. Credit Agreement and Annex A to Credit       Page 45
                Agreement between C.I.S. Technologies, Inc.
                and General Electric Capital Corporation
                 d. Stock Purchase Agreement between             Page 105
                General Electric Capital Corporation and
                C.I.S. Technologies, Inc.
                 e. Registration Rights Agreement between        Page 123
                General Electric Capital Corporation and
                C.I.S. Technologies, Inc.
                 f. Stock and Warrant Purchase Agreement         Page 146
                between BT Holdings (New York), Inc. and
                C.I.S. Technologies, Inc. and related Warrant
                to Purchase Shares of Series A Participating
                Convertible Preferred Stock
                 g. Form of Certificate of Designation and       Page 172
                Terms of the Series A Participating
                Convertible Preferred Stock of C.I.S.
                Technologies, Inc.
                 h. Assets Purchase Agreement between            Page 189
                C.I.S. Technologies, Inc. and Healthcare
                Research Systems, Inc.
                 i. Limited Transferable Warrant to Purchase     Page 202
                Shares of Common Stock

     (11)       Statement re: computation of per share           1994 Annual Report to Shareholders,
                earnings                                         page 31

     (12)       Statement re: computation of ratios              N/A

     (13)       Annual report to security holders, Form 10-Q     Page 211
                or quarterly report to security holders:

                The Registrant's 1994 Annual Report to
                Shareholders (certain portions of which are incorporated herein by reference and are identified by reference to page numbers thereof in the text of this report. Such Annual
                Report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed
                "filed" as part of this filing or otherwise).

                                                                 Page(s) of this Form or Report
Exhibit Number  Exhibit Description                              previously filed*
- - --------------  -------------------                              ------------------------------

     (16)       Letter re: change in certifying accountant       N/A

     (18)       Letter re: change in accounting principles       N/A

     (21)       Subsidiaries of the Registrant                   Page 229

     (22)       Published report regarding matters submitted     N/A
                to vote of security holders

     (24)       Power of Attorney                                N/A

     (27)       Financial Data Schedule                          Page 230

     (28)       Information from reports furnished to state      N/A
                insurance regulatory authorities

*  Incorporated herein by reference

(b)    REPORTS ON FORM 8-K

       During the fourth quarter of 1994, specifically on November 17, 1994, one Report on Form 8-K was filed reporting the acquisition of AMSC, Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        C.I.S. TECHNOLOGIES, INC.


   Date:      April 14, 1995            By /s/ Philip D. Kurtz
        --------------------               -------------------------------------
                                           PHILIP D. KURTZ,
                                           Chief Executive Officer
                                           (Principal Executive Officer)


   Date:      April 14, 1995            By /s/ Richard A. Evans
         -------------------               -------------------------------------
                                           RICHARD A. EVANS,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Date:      April 14, 1995            By /s/ James L. Hersma
         -------------------               -------------------------------------
                                           JAMES L. HERSMA, Director


   Date:      April 14, 1995            By /s/ Philip D. Kurtz
         -------------------               -------------------------------------
                                           PHILIP D. KURTZ, Director


   Date:      April 14, 1995            By /s/ Nathan H. Peck, Jr.
         -------------------               -------------------------------------
                                           NATHAN H. PECK, JR., Director


   Date:      April 14, 1995            By /s/ John D. Platt
         -------------------               -------------------------------------
                                           JOHN D. PLATT, Director


   Date:      April 14, 1995            By /s/ Dennis D. Pointer
         -------------------               -------------------------------------
                                           DENNIS D. POINTER, Director

   Date:      April 14, 1995            By /s/ Robert J. Simmons
         -------------------               -----------------------------------
                                            ROBERT J. SIMMONS, Director


   Date:      April 14, 1995            By /s/ N. Thomas Suitt
         -------------------               -----------------------------------
                                            N. THOMAS SUITT, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of C.I.S. Technologies, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 19 of the 1994 Annual Report to Shareholders of C.I.S. Technologies, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 11 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                COOPERS & LYBRAND L.L.P.




Tulsa, Oklahoma
February 7, 1995

                  C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1994, 1993 and 1992

                                                    Balance at  Additions:   Additions:   Deductions:    Balance
                                                    beginning   Charged to   Subsequent   Write-offs     at end
                                                    of period     expense    collections  of accounts   of period
                                                    ----------  -----------  -----------  -----------  -----------
Allowance for doubtful
accounts

  1994................................             $  318,920   $     2,957  $       232  $     1,441  $   320,668
                                                   ==========   ===========  ===========  ===========  ===========
  1993................................             $  361,433   $    51,325  $       -    $    93,838  $   318,920
                                                   ==========   ===========  ===========  ===========  ===========
  1992................................             $  241,070   $   212,712  $       -    $    92,349  $   361,433
                                                   ==========   ===========  ===========  ===========  ===========

                                                      Balance at                                        Balance
                                                      beginning                                         at end
                                                       of period        Additions       Deductions     of period
                                                      -----------      -----------      ----------    -----------
Valuation allowance -
Deferred Tax Asset

  1994.......................................      $    2,281,058  $           -    $    1,046,129  $    1,234,929
                                                   ==============  ===============  ==============  ==============
  1993.......................................      $          -    $     3,311,514* $    1,030,456  $    2,281,058
                                                   ==============  ===============  ==============  ==============
  1992.......................................      $          -    $           -    $          -    $          -
                                                   ==============  ===============  ==============  ==============

* Represents initial valuation allowance recorded at date of adoption of Statement of Financial Accounting Standards No. 109.