Form 10-Q
period 1995-03-31
CIS TECHNOLOGIES INC
filed 1995-05-10
CIK 806072

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                   FORM 10-Q
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995


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


                             ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                ------      ------

The Registrant has one class of common stock, $0.01 par value. The number of shares of common stock outstanding as of May 1, 1995 was 32,477,888.

                           C.I.S. TECHNOLOGIES, INC.
                              INDEX TO FORM 10-Q


Part I.   FINANCIAL INFORMATION                                       Page

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 1995
          (Unaudited) and December 31, 1994 (Unaudited)...............    3

          Consolidated Statements of Operations for the three
          months ended March 31, 1995 and 1994 (Unaudited)............    4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1995 and 1994 (Unaudited)............    5

          Notes to the Consolidated Financial Statements (Unaudited)..    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   7-9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................   10

Signatures............................................................   11

                   C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                       March 31,    December 31,
                                                         1995           1994
                                                      (Unaudited)    (Unaudited)
                                                     -------------  -------------
ASSETS
- -------

CURRENT ASSETS:

  Cash and cash equivalents                          $  8,942,013   $ 11,416,151
  Accounts receivable:
    Trade, net of allowance for doubtful accounts       6,702,263      6,837,580
    Charge recovery                                     5,048,557      4,917,913
  Related party receivables                               229,154        191,335
  Tax refund receivable                                     5,872              -
  Prepaid expenses                                        645,199        385,082
  Other current assets                                  1,192,738        834,569
                                                     ------------   ------------
    Total current assets                               22,765,796     24,582,630

NON-CURRENT ASSETS:
  Related party receivables                                32,061        106,205
  Property and equipment, net                          10,170,835      9,814,762
  Intangible assets, net                               13,461,629     13,640,804
  Deferred tax asset                                      900,000        900,000
  Other non-current assets                                453,419        457,481
                                                     ------------   ------------
    Total non-current assets                           25,017,944     24,919,252
                                                     ------------   ------------
TOTAL ASSETS                                         $ 47,783,740   $ 49,501,882
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities           $  1,347,242   $  3,435,862
  Borrowings under line of credit                               -         43,877
  Current maturities of long-term debt                  1,102,579        980,816
  Current portion of capital leases                       220,280        180,208
  Related party payables                                        -         16,709
  Deferred revenue                                        573,273        898,111
                                                     ------------   ------------
    Total current liabilities                           3,243,374      5,555,583

NON-CURRENT LIABILITIES:
  Long-term debt                                        3,195,596      3,518,863
  Capital lease obligations                                74,375              -
  Deferred income taxes                                   157,963        157,963
                                                     ------------   ------------
    Total non-current liabilities                       3,427,934      3,676,826

STOCKHOLDERS' EQUITY:
  Preferred stock                                          23,842         23,842
  Common stock                                            316,065        316,065
  Paid in capital in excess of par                     52,698,023     52,698,023
  Treasury stock (at cost)                             (1,778,206)    (1,768,544)
  Accumulated deficit                                 (10,147,292)   (10,999,913)
                                                     ------------   ------------
    Total stockholders' equity                         41,112,432     40,269,473
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 47,783,740   $ 49,501,882
                                                     ============   ============

          See accompanying notes to consolidated financial statements.

                   C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                  Three months   Three months
                                      ended          ended
                                    March 31,      March 31,
                                      1995           1994
                                   (Unaudited)    (Unaudited)
                                  -------------  -------------

REVENUE                            $ 8,396,113    $ 7,800,995
                                   -----------    -----------

EXPENSES:
 Technical operations                  856,373        788,189
 Sales and client service            4,008,260      3,922,427
 General and administrative          1,745,689      1,776,841
 Depreciation and amortization         897,053        601,064
                                   -----------    -----------

 Total operating expenses            7,507,375      7,088,521
                                   -----------    -----------

OPERATING INCOME                       888,738        712,474

OTHER INCOME (EXPENSE)                  15,575        (44,821)
                                   -----------    -----------

INCOME BEFORE INCOME TAXES             904,313        667,653
 Provision for income taxes             51,692         48,914
                                   -----------    -----------
NET INCOME                         $   852,621    $   618,739
                                   ===========    ===========

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                        32,495,677     26,888,443
                                   ===========    ===========

EARNINGS PER COMMON SHARE,
 PRIMARY AND FULLY-DILUTED:               $.03           $.02
                                   ===========    ===========




          See accompanying notes to consolidated financial statements.

                   C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                     Three months     Three months
                                                         ended            ended
                                                    March 31, 1995   March 31, 1994
                                                      (Unaudited)      (Unaudited)
                                                    ---------------  ---------------
OPERATING ACTIVITIES:
Net income                                             $   852,621      $   618,739
Noncash items:
  Depreciation and amortization                            897,053          601,064
  Provision for (recovery of) doubtful accounts            (78,956)         (80,255)
  Other                                                          -           (6,017)
Net change in operating assets and liabilities          (2,964,394)        (283,227)
                                                       -----------      -----------
Cash provided by (used in) operating activities         (1,293,676)         850,304
                                                       -----------      -----------

INVESTING ACTIVITIES:
Additions to property and equipment                       (822,169)      (1,431,191)
Sales of property and equipment                                  -            1,805
Acquisition of subsidiary                                  (50,667)               -
                                                       -----------      -----------
Cash (used in) investing activities                       (872,836)      (1,429,386)
                                                       -----------      -----------

FINANCING ACTIVITIES:
Borrowings on line of credit                               297,984        7,643,000
Repayment of line of credit                               (341,861)      (7,149,000)
Book overdrafts                                                  -          446,581
Repayment of long- term debt                              (201,504)         (11,168)
Payment of capital lease obligations                       (62,245)         (55,987)
Proceeds from exercise of employee stock options                 -              483
                                                       -----------      -----------
Cash provided by (used in) financing activities           (307,626)         873,909
                                                       -----------      -----------

Net (decrease) increase in cash and cash
 equivalents during the period                          (2,474,138)         294,827

Cash and cash equivalents at the beginning of
   the period                                           11,416,151          385,313
                                                       -----------      -----------

Cash and cash equivalents at the
   end of the period                                   $ 8,942,013      $   680,140
                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid                                          $    50,757      $    33,631
Income taxes paid                                      $    67,502      $    49,614
Capital lease obligation for computer equipment        $   176,692      $         -




          See accompanying notes to consolidated financial statements.

                   C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.  Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

                          C.I.S. TECHNOLOGIES, INC.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

FINANCIAL CONDITION

Capital Position. At March 31, 1995 working capital was $19.5 million and the current ratio was 7.0 compared to $19.0 million and 4.4 at December 31, 1994. The improvement in the current ratio in the first quarter was primarily due to the reduction in accounts payable and accrued liabilities of $2,089,000 from December 31, 1994 and the recognition of approximately $325,000 in deferred revenue for annual license renewal fees.

The Company's total capitalization (long-term obligations plus stockholders' equity) was $44.5 million at March 31, 1995 compared with $43.9 million at December 31, 1994. This increase was the result of the first quarter net income partially offset by the excess of long-term debt repayments over increased capital lease obligations.

Liquidity. The Company's short-term cash requirements are currently being met through internally generated funds, borrowings under its revolving line of credit facility, and cash reserves on hand. The Company's $5.0 million line of credit facility will expire October 1997. At March 31, 1995 there were no borrowings under this line of credit facility.

Cash used in operating activities was $1,294,000 for the quarter ended March 31, 1995, compared to cash provided by operations of $850,000 for the same period in 1994. Cash used in operating activities in the 1995 period was the result of the net change in operating assets and liabilities. This change was due primarily to the decrease in accounts payable and accrued liabilities, the result of payments of year end accruals in the first quarter. The Company reduced these liabilities to $1,347,000 from $3,436,000 at December 31, 1994.

Cash used in investing activities decreased $557,000 from the same period in 1994 primarily due to decreased software development costs. These costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company's 1995 capital budget anticipates $2.8 million for continued software development compared to $3.8 million in 1994.

Cash used in financing activities was $308,000 during the first quarter of 1995 compared to cash provided by financing activities of $874,000 for the same period in 1994. The net change of $1,182,000 is due primarily to the Company's cash balance reserves from stock issuances in the fourth quarter of 1994 which enabled borrowings to be decreased. Net borrowings on the Company's line of credit and book overdrafts were $941,000 during the first quarter of 1994 compared to net repayments of such borrowings of $44,000 in the first quarter of 1995.

                          C.I.S. TECHNOLOGIES, INC.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


The Company expects future software development costs and working capital requirements will be provided by the Company's internally generated cash flow, cash reserves on hand, or funds available under its revolving line of credit facility.

RESULTS OF OPERATIONS

Revenues. Revenue for the first quarter 1995 increased $595,000, or 8%, over the same quarter in 1994. The first quarter of 1995 included approximately $1 million in revenue from the Company's recently acquired subsidiary, AMSC, Inc. Excluding the revenue from this subsidiary, revenue decreased by $417,000, or 5%, over the quarter ended March 31, 1994. The decrease was due to: (1) inclusion in the 1994 quarter of $200,000 of non-recurring revenue related to the transition to the new standard industry form, UB-92, and (2) the December 31, 1994 end of the Healthcare Information Clearinghouse Program in the state of New York, which necessitated the renegotiation of each contract resulting in lower fees beginning in 1995.

Operating Expenses. Operating expenses for the first quarter of 1995 increased $419,000, or 6%, compared with the first quarter of 1994. This increase was the result of: (1) approximately $1 million in operating expenses related to AMSC and (2) an increase in software development amortization expense related to software development costs of $220,000; offset by a decrease of $800,000 in expenditures related to technical operations, sales and client service, and general and administrative. These expenses declined as a result of cost reductions and quality improvements implemented during 1994.

LOOKING FORWARD

The Company expects to show continued improvement in revenue and earnings during 1995 as it takes advantage of strategic alliances formed in the fourth quarter of 1994, sells products and services to new and existing clients and seeks acquisitions that fit with the Company's strategic vision. These actions will assist the Company in expanding product lines and taking advantage of what the Company perceives are many opportunities in the healthcare industry. Management is committed to maximizing shareholder value through continued product development, strategic alliances, acquisitions and cost reductions.

                               OTHER INFORMATION

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits
              --------

          (11)  Statement re:  computation of per share earnings.

                           C.I.S. TECHNOLOGIES, INC.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


C.I.S. Technologies, Inc.



/s/ Rebecca L. Speight
- ----------------------
Rebecca L.  Speight
Director, Finance and Accounting
(Principal Accounting Officer)

Date:  May 12, 1995