Form 10-Q/A
period 1995-03-31
CIS TECHNOLOGIES INC
filed 1995-05-16
CIK 806072

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                   FORM 10-Q/A

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

The Registrant has one class of common stock, $0.01 par value. The number of shares of common stock outstanding as of May 1, 1995 was 30,093,706.