Form 10-Q
period 1995-06-30
CIS TECHNOLOGIES INC
filed 1995-08-14
CIK 806072

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended................................June 30, 1995

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from....................to.......................

                        Commission File Number: 0-15457

                           C.I.S. TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


              Delaware                                   73-1199382
   (State or other jurisdiction of              (I.R.S.Employer Identification
   incorporation or organization)                          Number)


6100 South Yale, Suite 1900, Tulsa, Oklahoma                 74136
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

The Registrant has one class of common stock, $0.01 par value. The number of shares of common stock outstanding as of August 4, 1995 was 30,090,111.

                              Page 1 of 13 pages

                           C.I.S. TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at June 30, 1995
            (Unaudited) and December 31, 1994 (Unaudited).................    3

            Consolidated Statements of Operations for the three and six
            months ended June 30, 1995 and 1994 (Unaudited)...............    4

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1995 and 1994 (Unaudited)...............    5

            Notes to the Consolidated Financial Statements (Unaudited)....    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 7-10


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders...........   11

Item 6.     Exhibits and Reports on Form 8-K..............................   12

Signatures................................................................   13

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                   C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          June 30,   December 31,
                                                              1995           1994
                                                       (Unaudited)    (Unaudited)
                                                       -----------   ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                           $   275,322   $ 11,416,151
   Accounts receivable:
     Trade, net of allowance for doubtful accounts       9,957,161      6,837,580
     Charge recovery                                     5,237,236      4,917,913
   Related party receivables                               240,902        191,335
   Prepaid expenses                                        709,542        385,082
   Other current assets                                    942,689        834,569
                                                       -----------   ------------
 Total current assets                                   17,362,852     24,582,630
                                                       -----------   ------------

NON-CURRENT ASSETS:
   Related party receivables                                32,061        106,205
   Property and equipment, net                          14,089,156      9,814,762
   Intangible assets, net                               27,137,429     13,640,804
   Deferred tax asset                                      900,000        900,000
   Other non-current assets                                566,692        457,481
                                                       -----------   ------------
Total non-current assets                                42,725,338     24,919,252
                                                       -----------   ------------
TOTAL ASSETS                                           $60,088,190   $ 49,501,882
                                                       ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities            $ 2,989,757   $  3,435,862
   Borrowings under line of credit                       2,896,003         43,877
   Current maturities of long-term debt                  5,965,629        980,816
   Current portion of capital leases                       224,564        180,208
   Related party payables                                       --         16,709
   Deferred revenue                                      2,124,358        898,111
                                                       -----------   ------------
 Total current liabilities                              14,200,311      5,555,583
                                                       -----------   ------------

NON-CURRENT LIABILITIES:
   Long-term debt                                        3,301,590      3,518,863
   Capital lease obligations                                50,220             --
   Deferred income taxes                                   407,961        157,963
                                                       -----------   ------------
 Total non-current liabilities                           3,759,771      3,676,826
                                                       -----------   ------------

STOCKHOLDERS' EQUITY:
   Preferred stock                                          23,842         23,842
   Common stock                                            316,065        316,065
   Paid in capital in excess of par                     52,698,023     52,698,023
   Treasury stock, at cost                              (1,778,206)    (1,768,544)
   Accumulated deficit                                  (9,131,616)   (10,999,913)
                                                       -----------   ------------
 Total stockholders' equity                             42,128,108     40,269,473
                                                       -----------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $60,088,190   $ 49,501,882
                                                       ===========   ============

          See accompanying notes to consolidated financial statements.

                   C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three months   Three months    Six months    Six months
                                                ended          ended         ended         ended
                                             June 30,       June 30,      June 30,      June 30,
                                                 1995           1994          1995          1994
                                          (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
                                         ------------   ------------   -----------   -----------

REVENUE                                   $11,067,629    $ 7,300,260   $19,463,742   $15,101,255
                                          -----------    -----------   -----------   -----------

EXPENSES:
 Technical operations                         899,261        599,052     1,755,634     1,387,241
 Sales and client service                   6,466,806      4,452,099    10,475,066     8,374,526
 General and administrative                 1,213,594      1,317,009     2,959,283     3,093,850
 Depreciation and amortization              1,082,006        582,102     1,979,059     1,183,166
                                          -----------    -----------   -----------   -----------

 Total operating expenses                   9,661,667      6,950,262    17,169,042    14,038,783
                                          -----------    -----------   -----------   -----------

OPERATING INCOME                            1,405,962        349,998     2,294,700     1,062,472

OTHER INCOME (EXPENSE)                       (103,486)       (30,717)      (87,911)      (75,538)
                                          -----------    -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                  1,302,476        319,281     2,206,789       986,934
 Provision (benefit) for income taxes         286,800        (95,253)      338,492       (46,339)
                                          -----------    -----------   -----------   -----------
NET INCOME                                $ 1,015,676    $   414,534   $ 1,868,297   $ 1,033,273
                                          ===========    ===========   ===========   ===========

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                               32,548,659     26,937,171    32,531,565    26,949,866
                                          ===========    ===========   ===========   ===========

EARNINGS PER COMMON SHARE,
 PRIMARY AND FULLY-DILUTED:               $       .03    $       .02   $       .06   $       .04
                                          ===========    ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                   C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Six months      Six months
                                                            ended           ended
                                                    June 30, 1995   June 30, 1994
                                                      (Unaudited)     (Unaudited)
                                                    -------------   -------------
OPERATING ACTIVITIES:
Net income                                           $  1,868,297    $  1,033,273
Noncash items:
  Depreciation and amortization                         1,979,059       1,183,166
  Provision for (recovery of) doubtful accounts           (48,956)        (66,888)
  Deferred income taxes                                   249,998              --
  Other                                                   (27,523)        (34,707)
Net change in operating assets and liabilities         (5,792,581)       (823,968)
                                                     ------------    ------------
Cash provided by (used in) operating activities        (1,771,706)      1,290,876
                                                     ------------    ------------

INVESTING ACTIVITIES:
Additions to property and equipment                    (1,754,593)     (2,589,718)
Sales of property and equipment                                --           1,805
Acquisition of subsidiary                              (9,917,810)             --
                                                     ------------    ------------
Cash provided by (used in) investing activities       (11,672,403)     (2,587,913)
                                                     ------------    ------------

FINANCING ACTIVITIES:
Borrowings on line of credit                            4,930,813      16,126,000
Repayment of line of credit                            (2,078,687)    (14,852,000)
Book overdrafts                                                --         155,791
Repayment of long term debt                              (462,446)        (22,342)
Payment of capital lease obligations                      (86,400)       (106,387)
Proceeds from exercise of employee stock options               --          30,541
                                                     ------------    ------------
Cash provided by (used in) financing activities         2,303,280       1,331,603
                                                     ------------    ------------

Net (decrease) increase in cash and cash
 equivalents during the period                        (11,140,829)         34,566

Cash and cash equivalents at the beginning of
   the period                                          11,416,151         385,313
                                                     ------------    ------------

Cash and cash equivalents at the
   end of the period                                 $    275,322    $    419,879
                                                     ============    ============

SUPPLEMENTAL DISCLOSURES:
Interest paid                                        $    145,028    $     67,127
Income taxes paid                                    $    100,594    $     62,918
Capital lease obligation for computer equipment      $    176,692    $         --


          See accompanying notes to consolidated financial statements.

                  C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

2.  ACQUISITION OF HOSPITAL COST CONSULTANTS, INC.

Effective June 1, 1995, the Company acquired 100% of the common stock of Hospital Cost Consultants, Inc. ("HCC"), of Pleasanton, California, for $15,000,000 (plus acquisition costs and certain contingent consideration) consisting of:

Cash                          $10,000,000
Short-term note               $ 5,000,000
                              -----------
                              $15,000,000
                              ===========

The acquisition was accounted for as a purchase. Under the purchase method, the net assets of HCC were recorded at their estimated fair values and the excess of cost over net assets acquired was recorded as goodwill. The operating results of HCC are included in the Company's consolidated results of operations from June 1, 1995.

The following unaudited pro forma information shows the consolidated operating results of the Company as though the purchase of HCC had been made at the beginning of 1995 and 1994:

                             June 30, 1995  December 31, 1994
                             -------------  -----------------
Revenue                       $21,748,000      $39,686,000
Net Income (loss)             $(1,664,000)     $  (817,000)
Earnings (loss) per share     $      (.05)     $      (.03)

The pro forma information should be read with the financial statements and notes of CIS and HCC for the year ended December 31, 1994 and the six months ended June 30, 1995. HCC results of operations for 1994 included expenses related to the re-engineering of their software products, which re-engineering increased the sales cycle time and negatively impacted revenues. These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3.  INCOME TAXES

Income taxes are recognized based on the Company's estimated effective annual tax rate. This rate is based upon the Company's projected taxable income for the year ended December 31, 1995 and anticipated changes in deferred tax assets, the related valuation allowance, and deferred tax liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company achieved record revenue and operating income for the second quarter as a direct result of the Company's focus on customers and the growth strategy
that was implemented in 1994.   That strategy included the acquisition of
Orlando, Florida-based AMSC, Inc. ("AMSC") in November of 1994. AMSC is the nation's leading reseller of The Medical Manager(R) physician practice management software that provides complete automated business office solutions for medical service organizations, physician-hospital organizations, as well as individual physicians. The Company continued this growth initiative in the second quarter 1995, with the acquisition of Pleasanton, California-based
Hospital Cost Consultants, Inc. ("HCC") effective June 1, 1995.   This addition
will provide the Company with managed care products including a managed care contract modeling and management product, a hospital cost accounting product, and a data management product. These new subsidiaries combined with the continued growth from the Company's core business has enabled the Company to achieve the revenue and operating income milestones previously mentioned.

FINANCIAL CONDITION

Capital Position.  At June 30, 1995 working capital was $3.2 million and the
----------------
current ratio was 1.2 compared to $19 million and 4.4 at December 31, 1994. The decrease in the current ratio in the second quarter was due to the acquisition of HCC for $10 million in cash and the Company's guarantee of a $5 million short-term note from HCC to the seller. In addition, the Company increased the borrowings on the line of credit facility to fund operations.

The Company's total capitalization (long-term obligations plus stockholders' equity) was $45.9 million at June 30, 1995 compared with $43.9 million at December 31, 1994. This increase was principally the result of the net income for the first six months of 1995.

Liquidity.  The Company's short-term cash requirements are currently being met
---------
through internally generated funds, borrowings under its revolving line of credit facility and cash reserves on hand. The Company's $5.0 million line of credit facility will expire October, 1997. At June 30, 1995, $2,896,000 was borrowed under this line of credit facility. Included in short-term debt is a $5 million note related to the acquisition of HCC. This note matures August 31, 1995, but may be deferred until December 29, 1995. The Company anticipates the note will be funded through cash flows from operations, the existing line of credit facility, other sources of long-term debt, or an equity issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash used in operating activities was $1,772,000 for the six months ended June 30, 1995, compared to cash provided by operations of $1,291,000 for the same period in 1994. The cash used in 1995 was the result of increased net income offset by the net change in operating assets and liabilities. The change in operating assets and liabilities (which excludes the effect of the HCC acquisition) was due to: 1) an increase in receivables of $1,731,000 primarily related to increased sales activity of AMSC; 2) a decrease in deferred revenue of $1,487,000 related to annual license renewal fees and completion of installations in process; and 3) the decrease in accounts payable of $1,822,000.

Cash used in investing activities increased $9,084,000 from the same period in 1994 due to the payment of $9.9 million cash to acquire HCC. Software development costs decreased by $1 million due to 1994's first half development of PREMIS(R) 2.0, UB-92, and numerous other lines of business. These costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

Cash provided by financing activities was $2,303,000 during the first six months of 1995 compared to $1,332,000 for the same period in 1994. The net change of $971,000 is due to: 1) utilization of $2 million on the line of credit facility to acquire HCC; 2) increased usage of the line of credit facility of $896,000 to fund the Company's growth in operations; and 3) increase in debt repayments of $440,000. Net borrowings on the Company's line of credit facility and book overdrafts were $1,430,000 during the first six months of 1994 compared to net borrowings of $2,852,000 in the first six months of 1995.

The Company expects future software development costs and working capital requirements will be provided by the Company's internally generated cash flow, cash reserves on hand, or funds available under its revolving line of credit facility.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994

Revenues.  In the second quarter of 1995, the Company had record revenue of
--------
$11,068,000, an increase of $3,768,000, or 52%, over the same quarter in 1994. This increase is principally related to the two newly acquired companies, AMSC and HCC. The second quarter of 1995 included $1,523,000 and $1,579,000 in revenue from AMSC and HCC, respectively. Excluding the revenue from these new subsidiaries, revenue increased by $582,000, or 8%, over the quarter ended June 30, 1994. This

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

core business increase was the result of signing several significant national accounts from the EDI and Professional Services business units, as well as the addition of payer revenue in the quarter ending June 30, 1995.

Operating Expenses.  Operating expenses for the second quarter of 1995 increased
------------------
$2,711,000, or 39%, compared with the second quarter of 1994. This increase was the result of $1,779,000 in operating expenses related to AMSC and $896,000 related to HCC, with core business expenses remaining relatively consistent for the periods ending June 30, 1995 and 1994.

Provision for income taxes.  The three months ended June 30, 1994 includes a
--------------------------
benefit of $75,000 for 1993 income tax refunds. As of June 30, 1995 the Company continues to have net operating loss carryforwards which have not been fully recognized for financial reporting purposes. Subsequent to the full utilization of such carryforwards, the Company's effective tax rate is expected to be in excess of the statutory tax rate (federal and state) due to the effect of non-deductible amortization of intangible assets. The Company anticipates that all financial reporting benefits of its net operating loss carryforwards may be recognized by December 31, 1995.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Revenues.  Revenue for the six months ended June 30,1995 increased $4,362,000,
--------
or 29%, over the same period in 1994. The six months ended June 30, 1995 included approximately $2,534,000 and $1,579,000 in revenue from the Company's recently acquired subsidiaries AMSC and HCC, respectively. Excluding the revenue from these subsidiaries, revenue increased by $249,000, or 2%, over the six months ended June 30, 1994.

Operating Expenses.  Operating expenses for the six months ended June 30, 1995
------------------
increased $3,130,000, or 22%, compared with the same period in 1994. This increase was the result of: 1) $2,796,000 in operating expenses related to AMSC;
2) $896,000 in operating expenses related to HCC; 3) an increase of $420,000 in amortization expense from the release of several software products and amortization of additional goodwill; offset by a decrease in operating expenses of $982,000 in 1995, due primarily to cost reductions and quality improvements implemented during 1994.

Provision for income taxes.  The six months ended June 30, 1994 includes a
--------------------------
benefit of $109,000 for 1993 income tax refunds. As of June 30, 1995 the Company continues to have net operating loss carryforwards which have not been fully recognized for financial reporting purposes. Subsequent to the full utilization of such carryforwards, the Company's effective tax rate is expected to be in excess of the statutory tax rate (federal and state) due to the effect of non-deductibe amortization of intangible assets. The Company anticipates that all financial reporting benefits of its net operating loss carryforwards may be recognized by December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOOKING FORWARD

The Company's expectations for the future include increased revenues and earnings, as it expects to capitalize on the acquisition of HCC and the synergies between the Company's diverse products and services. Through the acquisition of HCC, the Company has gained access to the managed care marketplace, a segment of the healthcare industry that was previously untapped by the Company. Sales opportunities for the Company now include: electronic data interchange services, professional services, decision support services, financial services, physician office management software, managed care software including a cost system, a managed care system, and a data management package. All of these healthcare industry products and services will allow the Company to take advantage of the cross-selling opportunities among existing clients and newly acquired clients.

During the second quarter, the Company began beta testing of an internal software application that will allow the Company's clearinghouse to process claims from hospitals, physicians, and other healthcare providers, even if they are not currently using the Company's PREMIS(R) product. This will allow clients using The Medical Manager(R) product, sold by AMSC, to process their claims through the Company's clearinghouse, thus increasing EDI revenues. In addition, the Company's core business continues to grow due to the signing of several national accounts in the first six months that sets the stage for future growth in the second half of 1995 and beyond.

                            CIS TECHNOLOGIES, INC.
                               OTHER INFORMATION

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Shareholders held on April 27, 1995, the following proposals which were included in the Proxy Statement dated March 27, 1995, were voted upon and approved:

          Proposal 1:  Election of Directors - The proposal was approved as
          ----------------------------------
          follows:

          For:       21,378,728
          Against:   718,940
          Abstain:   0
          Unvoted:   2,535,226

          Proposal 2: Replacement of Existing Stock Option Plans with 1995 Stock
          ----------------------------------------------------------------------
          Incentive Plan - The proposal was approved as follows:
          --------------

          For:       17,884,277
          Against:   2,110,043
          Abstain:   199,770
          Unvoted:   4,439,804

          Proposal 3:  Adoption of 1995 Directors' Stock Option Plan - The
          ----------------------------------------------------------
          proposal was approved as follows:

          For:       19,097,598
          Against:   2,299,955
          Abstain:   243,005
          Unvoted:   2,993,336

          Proposal 4:  Ratification of Independent Public Accountants - The
          -----------------------------------------------------------
          proposal was approved as follows:

          For:       21,814,805
          Against:   139,068
          Abstain:   144,795
          Unvoted:   2,535,226

                            CIS TECHNOLOGIES, INC.
                               OTHER INFORMATION

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.  Exhibits
              --------

          (11)  Statement re:  computation of per share earnings.

          (27)  Financial Data Schedule

          B.  Forms 8-K
              ---------

                  1. The Company filed a Form 8-K, dated May 19, 1995, concerning a definitive purchase agreement with First Financial Management Corporation to acquire 100% of the outstanding capital stock of Hospital Cost Consultants, Inc.

                  2. The Company filed a Form 8-K, dated June 15, 1995, reporting the completion of the acquisition of Hospital Cost Consultants, Inc. and the amendment to the Company's revolving credit facility agreement with General Electric Capital Corporation.

                           C.I.S. TECHNOLOGIES, INC.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


C.I.S. Technologies, Inc.



/s/ Rebecca L. Speight
--------------------------------
Rebecca L. Speight
Director, Finance and Accounting
(Principal Accounting Officer)

Date:     August 14, 1995