Form 10-Q
period 1995-09-30
CIS TECHNOLOGIES INC
filed 1995-11-13
CIK 806072

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                   FORM 10-Q
       X
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended..................September 30, 1995

                                        OR
                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from................to....................

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

The Registrant has one class of common stock, $0.01 par value. The number of shares of common stock outstanding as of November 9, 1995 was 30,200,111.








                                            Page 1 of 14 pages

                            C.I.S. TECHNOLOGIES, INC.
                                INDEX TO FORM 10-Q


Part I.     FINANCIAL INFORMATION                                          Page

Item 1.     Financial Statements

            Consolidated Balance Sheets at September 30, 1995
            (Unaudited) and December 31, 1994 (Unaudited) . . . . . . . . . .3

            Consolidated Statements of Operations for the three and nine months ended September 30, 1995 (Unaudited) and 1994 (Unaudited) 4

            Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 (Unaudited) and 1994 (Unaudited) 5

            Notes to the Consolidated Financial Statements (Unaudited)  . .6-7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . .8-11


Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Exhibit 11  Computation of Earnings Per Share . . . . . . . . . . . . . . . .14


                                            Page 2 of 14 pages

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets

                                                                September 30,         December 31,
                                                                         1995                 1994
                                                                  (Unaudited)          (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $         15,177     $     11,416,151
   Accounts receivable:
     Trade, net of allowance for doubtful accounts                11,690,542            6,837,580
     Charge recovery                                               5,386,415            4,917,913
   Related party receivables                                         244,645              191,335
   Prepaid expenses                                                  875,366              385,082
   Other current assets                                            1,351,969              834,569
 Total current assets                                             19,564,114           24,582,630

NON-CURRENT ASSETS:
   Related party receivables                                          32,061              106,205
   Property and equipment, net                                    14,313,634            9,814,762
   Intangible assets, net                                         27,390,810           13,640,804
   Deferred tax asset                                                900,000              900,000
   Other non-current assets                                          608,228              457,481
Total non-current assets                                          43,244,733           24,919,252
TOTAL ASSETS                                                $     62,808,847     $     49,501,882

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                 $      3,362,496     $      3,435,862
   Borrowings under line of credit                                 3,876,135               43,877
   Current maturities of long-term debt                            5,752,024              980,816
   Current portion of capital leases                                 430,602              180,208
   Related party payables                                                 --               16,709
   Deferred revenue                                                1,333,106              898,111
 Total current liabilities                                        14,754,363            5,555,583

NON-CURRENT LIABILITIES:
   Long-term debt                                                  4,378,804            3,518,863
   Capital lease obligations                                          35,641                   --
   Deferred income taxes                                             407,963              157,963
 Total non-current liabilities                                     4,822,408            3,676,826

STOCKHOLDERS' EQUITY:
   Preferred stock                                                    23,842               23,842
   Common stock                                                      317,165              316,065
   Paid in capital in excess of par                               52,841,458           52,698,023
   Treasury stock, at cost                                        (1,778,206)          (1,768,544)
   Accumulated deficit                                            (8,172,183)         (10,999,913)
 Total stockholders' equity                                       43,232,076           40,269,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     62,808,847     $     49,501,882

                  See accompanying notes to consolidated financial statements.

                                                       Page 3 of 14 pages

                                  C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Operations



                                              Three months     Three months      Nine months      Nine months
                                                     ended            ended            ended            ended
                                             September 30,    September 30,    September 30,    September 30,
                                                      1995             1994             1995             1994
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

REVENUE                                    $   12,694,952   $    7,656,890   $   32,158,694   $   22,758,145

EXPENSES:
 Technical operations                           1,318,385          674,750        3,074,019        2,061,991
 Sales and client service                       6,826,568        3,540,922       17,301,634       11,915,448
 General and administrative                     1,558,955        2,013,382        4,518,238        5,107,232
 Depreciation and amortization                  1,351,243          783,951        3,330,302        1,967,117

 Total operating expenses                      11,055,151        7,013,005       28,224,193       21,051,788

OPERATING INCOME                                1,639,801          643,885        3,934,501        1,706,357

OTHER INCOME (EXPENSE)                           (305,264)         (30,428)        (393,175)        (105,966)

INCOME BEFORE INCOME TAXES                      1,334,537          613,457        3,541,326        1,600,391
 Provision for income taxes                       375,104          109,686          713,596           63,347
NET INCOME                                 $      959,433   $      503,771   $    2,827,730   $   1,537,044

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                                   33,070,873       26,908,439       32,711,511      26,921,277

EARNINGS PER COMMON SHARE,
 PRIMARY AND FULLY-DILUTED:                $          .03   $          .02   $          .09   $          .06

                 See accompanying notes to consolidated financial statements.


                                                         Page 4 of 14 pages

                     C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows



                                                                  Nine Months          Nine months
                                                                        ended                ended
                                                           September 30, 1995   September 30, 1994
                                                                  (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                $      2,827,730     $      1,537,044
  Noncash items:
    Depreciation and amortization                                  3,330,302            1,967,117
    Provision for (recovery of) doubtful accounts                    (99,304)                 544
    Deferred income taxes                                            249,998               40,000
    Other                                                             15,717              (14,570)
  Net change in operating assets and liabilities                  (8,643,148)            (777,480)
  Cash provided by (used in) operating activities                 (2,318,705)            2,752,655

INVESTING ACTIVITIES:
  Additions to property and equipment                             (2,840,561)          (3,704,620)
  Sales of property and equipment                                         --                3,140
  Acquisition of subsidiary                                      (10,685,616)                  --
  Cash provided by (used in) investing activities                (13,526,177)          (3,701,480)

FINANCING ACTIVITIES:
  Borrowings on line of credit                                    11,649,725           24,144,000
  Repayment of line of credit                                     (7,817,467)         (23,220,000)
  Book overdrafts                                                         --              225,678
  Proceeds from term note                                          1,250,000                   --
  Repayment of long term debt                                       (640,059)             (33,499)
  Payment of capital lease obligations                              (142,826)            (151,264)
  Proceeds from exercise of employee stock options                   144,535               30,541
  Cash provided by (used in) financing activities                  4,443,908              995,456

  Net (decrease) increase in cash and cash
     equivalents during the period                               (11,400,974)              46,631

  Cash and cash equivalents at the beginning of
     the period                                                   11,416,151              385,313

  Cash and cash equivalents at the end of
     the period                                             $        15,177      $       431,944

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                             $       388,153      $         86,479
  Income taxes paid                                         $       144,743      $         88,694
  Capital lease obligation for computer equipment           $       176,692      $             --

              See accompanying notes to consolidated financial statements.


                                            Page 5 of 14 pages

                    C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995. The December 31, 1994 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

2.  Acquisition of Hospital Cost Consultants, Inc.
Effective June 1, 1995, the Company acquired 100% of the common stock of Hospital Cost Consultants, Inc. ("HCC"), of Pleasanton, California, for $15,000,000 (plus acquisition costs and certain contingent consideration) consisting of:

Cash                                      $10,000,000
Short-term note                           $ 5,000,000
                                          $15,000,000

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

The following unaudited pro forma information shows the consolidated operating results of the Company as though the purchase of HCC had been made at the beginning of 1995 and 1994:

                                             September 30,      December 31,
                                                 1995               1994
Revenue                                      $34,443,000       $39,686,000
Net Income (loss)                            $  (705,000)      $  (817,000)
Earnings (loss) per share                    $      (.02)      $     ( .03)

The pro forma information should be read with the financial statements and notes of CIS and HCC for the year ended December 31, 1994 and the nine months ended










                                            Page 6 of 14 pages

September 30, 1995. HCC results of operations for 1994 included expenses related to the re-engineering of its software products, which re-engineering increased the sales cycle time and negatively impacted revenues. These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3.  Income Taxes
Income taxes are recognized based on the Company's estimated effective annual tax rate. This rate is based upon the Company's projected taxable income for the year ended December 31, 1995 and anticipated changes in deferred tax assets, the related valuation allowance, and deferred tax liabilities.









                                            Page 7 of 14 pages

ITEM 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Financial Condition

Capital Position. At September 30, 1995 working capital was $4.8 million and the current ratio was 1.3, compared to $19 million and 4.4 at December 31, 1994. The decrease in the current ratio was primarily due to the acquisition of HCC for $10 million in cash and the Company's guarantee of a $5 million short-term note from HCC to the seller.

The Company's total capitalization (long-term obligations plus stockholders' equity) was $48.1 million at September 30, 1995 compared with $43.9 million at December 31, 1994. This increase was principally the result of the net income for the nine months of 1995 and the addition of a $1.25 million term note due October, 1997.

Liquidity. The Company's short-term cash requirements are currently being met through internally generated funds and borrowings under its revolving line of credit facility. The Company's $5 million line of credit facility will expire October, 1997. At September 30, 1995, $3.9 million was borrowed under this line of credit facility. Included in short-term debt is a $5 million note related to the acquisition of HCC. This note is due December 29, 1995. The Company anticipates the note will be funded through cash flows from operations, the existing line of credit facility or other sources of long-term debt.

Cash used in operating activities was $2.3 million for the nine months ended September 30, 1995, compared to cash provided by operations of $2.8 million for the same period in 1994. The cash used in 1995 was primarily the result of the net change in operating assets and liabilities offset by increased net income, depreciation and amortization. The net change in operating assets and liabilities (which excludes the effect of the HCC acquisition) was due to:
1) an increase in receivables of $2.4 million related to the acquisitions of HCC and AMSC; 2) an increase in receivables of $900,000 at RSD due to the aging of accounts; 3) an increase of $200,000 due to increased sales activity for Professional Services; 4) a decrease in deferred revenue of $2.3 million primarily related to annual license renewal fees and completion of installations in process; and 5) a decrease in accounts payable of $1.5 million.

Cash used in investing activities increased $9.8 million from the same period in 1994 primarily due to the payment of $10.7 million cash to acquire HCC. This increase in investing activity was partially offset by a decrease in software development costs of $838,000 due to 1994's first half development of PREMIS 2.0, UB-92, and other lines of business. These costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."




                                            Page 8 of 14 pages

         ITEM 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Continued)

Cash provided by financing activities was $4.4 million during the first nine months of 1995 compared to $995,000 for the same period in 1994. The net change of $3.4 million is primarily due to: 1) utilization of $2 million on the line of credit facility to acquire HCC, and 2) increased usage of the line of credit facility of $1.8 million to fund the Company's growth in operations, offset by an increase in debt repayments of $606,000. Net borrowings on the Company's line of credit facility and book overdrafts were $3.8 million during the first nine months of 1995 compared to net borrowings of $924,000 in the first nine months of 1994.

The Company expects future software development costs and working capital requirements will be provided by the Company's internally generated cash flow and funds available under its revolving line of credit facility.

Results of Operations for the quarters ended September 30, 1995 and 1994

Revenues. In the third quarter of 1995, the Company had revenue of $12.7 million, an increase of $5 million, or 66%, over the same quarter in 1994. This increase is principally related to the two newly acquired companies, AMSC and HCC. The third quarter of 1995 included $1.4 million and $2.7 million in revenue from AMSC and HCC, respectively. Excluding the revenue from these new subsidiaries, revenue increased by $863,000, or 11%, over the quarter ended September 30, 1994. This core business increase was the result of signing several significant national accounts from the EDI and Professional Services business units, as well as the addition of payer revenue (revenue from sources other than customers for claims) in the quarter ending September 30, 1995.

Operating Expenses. Operating expenses for the third quarter of 1995 increased $4 million, or 58%, compared with the third quarter of 1994. This increase was the result of $1.6 million in operating expenses related to AMSC and $2.1 million related to HCC, with core business expenses remaining relatively consistent between the periods ending September 30, 1995 and 1994.

Provision for income taxes. The three months ended September 30, 1994 and 1995 include tax expense of $110,000 and $375,000, respectively. As of September 30, 1995 the Company continues to have net operating loss carryforwards which have not been fully recognized for financial reporting purposes. Subsequent to the full utilization of such carryforwards, the Company's effective tax rate is expected to be in excess of the statutory tax rate (federal and state) due to the effect of non-deductible amortization of intangible assets. The Company anticipates that all financial reporting benefits of its net operating loss carryforwards may be recognized by December 31, 1995.



                                            Page 9 of 14 pages

          ITEM 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations (Continued)

Results of Operations for the nine months ended September 30, 1995 and 1994

Revenues. Revenue for the nine months ended September 30, 1995 increased $9.4 million or 41%, over the same period in 1994. The nine months ended September 30, 1995 included approximately $4 million and $4.3 million in revenue from the Company's recently acquired subsidiaries AMSC and HCC, respectively. Excluding the revenue from these subsidiaries, revenue increased by $1.1 million, or 5%, over the nine months ended September 30, 1994. This core business increase was the result of signing several significant national accounts from the EDI and Professional Services business units, as well as the addition of payer revenue (revenue from sources other than customers for claims) in the period ending September 30, 1995.

Operating Expenses. Operating expenses for the nine months ended September 30, 1995 increased $7.2 million, or 34%, compared with the same period in 1994. This increase was the result of: 1) $4.3 million in operating expenses related to AMSC; 2) $2.9 million in operating expenses related to HCC; 3) an increase of $500,000 in amortization expense from the release of several software products and amortization of additional goodwill; offset by a decrease in core business operating expenses of $500,000 in 1995, due primarily to cost reductions and quality improvements implemented during 1994.

Provision for income taxes. The nine months ended September 30, 1994 and 1995 include tax expense of $63,347 and $713,596, respectively. As of September 30, 1995 the Company continues to have net operating loss carryforwards which have not been fully recognized for financial reporting purposes. Subsequent to the full utilization of such carryforwards, the Company's effective tax rate is expected to be in excess of the statutory tax rate (federal and state) due to the effect of non-deductible amortization of intangible assets. The Company anticipates that all financial reporting benefits of its net operating loss carryforwards may be recognized by December 31, 1995.

Looking Forward

The Company's 1995 performance has been in line with management's expectations and closely reflects the internal operating plan through the third quarter. The Company expects future results to be consistent with operating successes to date. The initiatives put in place during the past year have allowed the Company to both grow its core business and expand its product lines with the acquisition of HCC and AMSC. These acquisitions position the Company to capitalize on the ever-changing healthcare industry. The economies of scale and synergies provided by the combining of these organizations with the Company is intended to reduce









                                            Page 10 of 14 pages

        ITEM 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations (Continued)

overall operating costs. These cost savings strategies will be utilized in the future to strengthen operating results.

The Company's product line has been complimented by the products provided by HCC and AMSC. In addition, the Company released version 2.1 of its PREMIS product in August, 1995 which has been very well accepted. The Company also released an internal software application that will allow the Company's clearinghouse to process claims from hospitals, physicians, and other healthcare providers, even if they are not currently using the Company's PREMIS product. This full suite of products provides cross-selling opportunities expected to result in continued and steady revenue growth. In addition, the Company continues to identify and pursue acquisition opportunities to fill unrepresented market niches and to broaden market penetration in the physician and hospital markets.

The Company expects its effective tax rate to increase in the future as it completes the utilization of its existing operating loss carryforwards.








                                            Page 11 of 14 pages

                                       C.I.S. TECHNOLOGIES, INC.
                                           OTHER INFORMATION


Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            A.  Exhibits

            (11)  Statement re:  computation of per share earnings.
            (27)  Financial Data Schedule.

            B.  Forms 8-K

                  1. On August 14, 1995, the Company filed a Form 8-K/A reporting audited financial statements and proforma financial information for Hospital Cost Consultants, Inc. and the Company, respectively.











                                            Page 12 of 14 pages

                            C.I.S. TECHNOLOGIES, INC.
                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


C.I.S. Technologies, Inc.



/s/ Rebecca L. Speight
Rebecca L.  Speight
Director, Finance and Accounting
(Principal Accounting Officer)

Date: November 13, 1995







                                            Page 13 of 14 pages

                                    C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                    Exhibit 11
                                        Computation of Per Share Earnings


                                                Three months     Three months      Nine months      Nine months
                                                       ended            ended            ended            ended
                                               September 30,    September 30,    September 30,    September 30,
                                                        1995             1994             1995             1994
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Common shares outstanding                         30,200,111      26,898,794        30,200,111      26,898,794

Effect of using weighted average common and
  common equivalent shares outstanding             2,278,965          (8,786)        2,275,794         (21,207)

Effect of shares issuable under stock option plans
  based on the treasury stock method                 591,797          18,431           235,606          43,690

Shares used in computing primary and
  fully-diluted earnings per share                33,070,873       26,908,439       32,711,511      26,921,277



















                                                     Page 14 of 14 pages