Form 10-K
period 1995-12-31
CIS TECHNOLOGIES INC
filed 1996-04-15
CIK 806072

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K
      / X /
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1995
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

As  of March 15, 1996, there were 30,188,589 shares of the Registrant's Common
Stock  outstanding.    The aggregate market value of Common Stock held by
non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 1996 as reported on the NASDAQ National Market System, was approximately $66,037,538.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts II and IV of this Form 10-K.
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 9,1996, are incorporated by reference into
Part III of this Form 10-K.


Total Pages:  252
Exhibit Index Page:  13

                               TABLE OF CONTENTS

                                                                         Pages
Part I:
      Item 1:           Business  . . . . . . . . . . . . . . . . . . . . .  3
      Item 2:           Properties  . . . . . . . . . . . . . . . . . . . . 10
      Item 3:           Legal Proceedings . . . . . . . . . . . . . . . . . 10
      Item 4:           Submission of Matters to a Vote of Security Holders 10

Part II:
      Item 5:           Market for Registrant's Common Equity and Related
                    Shareholder Matters . . . . . . . . . . . . . . . . . . 11
      Item 6:           Selected Financial Data . . . . . . . . . . . . . . 11
      Item 7:           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . . 11
      Item 8:           Financial Statements and Supplementary Data . . . . 11
      Item 9:           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure . . . . . . . . . . 11

Part III:
      Item 10:    Directors and Executive Officers of the Registrant  . . . 12
      Item 11:    Executive Compensation  . . . . . . . . . . . . . . . . . 12
      Item 12:    Security Ownership of Certain Beneficial Owners
                    and Management  . . . . . . . . . . . . . . . . . . . . 12
      Item 13:    Certain Relationships and Related Transactions  . . . . . 12

Part IV:
      Item 14:    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K . . . . . . . . . . . . . . . . . 13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . 17

Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . 18

Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                                    PART I

ITEM 1.   BUSINESS

General

CIS Technologies, Inc. (the "Company" or "CIS"), a Delaware corporation, is a full-service healthcare reimbursement and business office management company. CIS offers outsourcing of business operations and consulting, managed care, physician integration, and electronic data interchange (EDI). CIS products and services are delivering value to healthcare organizations in the United States and around the world, with more than 220 third-party payers in the United States and 1,075 clients in 38 states, Canada, Great Britain, Australia and New Zealand.

Recent Developments

Acquisition of Hospital Cost Consultants, Inc. ("HCC"). In June, 1995 the Company completed the acquisition of 100% of the outstanding capital stock of HCC for total consideration of $15.4 million plus acquisition costs; consisting of a combination of cash, stock options and a $5 million note.

HCC is the leading provider of managed care contract management software, offering comprehensive information systems and support for contract, cost and data management. HCC helps hospital business offices with decision support needs such as cost accounting, managed care, productivity, capitation, and product line management to achieve financial wellness.

Through the acquisition of HCC, the Company has gained access to the managed care marketplace, a segment of the healthcare industry it had previously
untapped.    Overall  sales  opportunities  for  the  Company  now  include:
electronic data interchange services; professional services; decision support services; financial services; physician office management software; and managed care software; including a cost system, a managed care contract administration system, and a data management package. All of these healthcare industry products and services will allow the Company to take full advantage of cross-selling opportunities among existing and newly acquired clients.

Corporate Reorganization

In late 1995, CIS reorganized its corporate structure to consolidate its five existing business units into two divisions--the Technology and Applications
Division and the Financial Services Division. This reorganization was intended to align like product and service offerings under two Senior Vice Presidents with responsibility for the operations and performance of the
division.    The  reorganization  aligned  all  technology,  software,  and applications disciplines in one division and all service sectors in another. This new strategic direction will allow for the development of new products and the integration of existing products.

Technology and Applications Division - Products and Services

The Technology and Application Division includes all former technology, software and applications development divisions of CIS, AMSC, and HCC.

The focus of reimbursement management is the accurate and efficient billing of third-party insurance payers and the efficient operation of the hospital's billing office. The Company has developed products and services which will assist hospitals in reducing administrative costs and improving cash flows. A brief description of each of the Division's products and services follows:

Electronic Data Interchange ("EDI") Services. EDI is the automated transfer of business data between two or more parties, using electronic technology to speed the exchange of data and reduce paperwork, human error and administrative costs. Approximately 40% of total revenue in 1995 was derived from electronic data interchange, of which 83% is considered to be recurring. The Company has several products and services which are part of the EDI Services offering that are described in more detail below.

In November 1995, the Electronic Healthcare Network Accreditation Commission (EHNAC) granted full, unconditional accreditation to CIS for meeting the EHNAC's standards. CIS is the first institutional electronic insurance claims processing provider that has secured this accreditation.

PREMIS    or  Electronic  Claims  Management.  The foundation of the Company's business  is  its  proprietary  electronic  claims  management  software.  The software is PC-based and resides at the hospital billing office. Claim information from the hospital's central computer is downloaded into the PC, where the software edits (based upon more than 7,000 payer specific edit requirements) and formats the data. The software isolates claims with errors and then assists the billing clerk in correcting the claims. "Clean" or error-free claims are then transmitted via modem to the Company's clearinghouse computer in Tulsa, where the information is re-formatted and transmitted to the various insurance payers. The Company's claims management system provides transmission security and comprehensive accounting reports, and is capable of processing a variety of health insurance claims (e.g. Medicare, Medicaid, commercial, managed care), amounting to an "all-payer" approach. Use of the Company's electronic claims management system reduces its clients' claims rejection rate to less than 1%, resulting in more timely payment of claims and improved operating efficiency, thereby decreasing days in accounts receivable and administrative costs. During 1995, the Company processed over 27.5 million claims worth $52.8 billion, which positions it as the largest independent claims clearinghouse in the United States.

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

The Company completed a significant revision of its PREMIS software and released PREMIS 2.1 in August, 1995. PREMIS 2.1 includes additional functionality that enhances the value that clients receive from use of the software. PREMIS replaced the previous electronic claims management system as the Company's core product and current users of the previous electronic claims management system are being converted to PREMIS over the next few years.

POSTPRO or Electronic Remittance Posting. For every claim a hospital submits, the insurance payer responds with documentation called a remittance advice. The remittance advice contains valuable data about the claim, whether it was accepted or rejected, when payment should be received by the hospital and what the payment will be. Information on these remittance advices must be manually entered into the hospital's mainframe computer, and painstakingly re-entered and maintained in the various reports required by Medicare, Medicaid and other payers. POSTPRO eliminates the need for rekeying remittance information  by  uploading  an  electronic  remittance file from the insurance
payer  into  the  hospital's  information  system.    POSTPRO  automatically
reconciles cash deposits with remittance data, calculates and posts contractuals and/or adjustments for managed care contracts, facilitates secondary billing, and generates meaningful reports for managing reimbursement.

Eligibility Services. The Company has been offering eligibility services to clients since 1994. Eligibility services gives hospitals direct access to payer computer files that can instantly verify patient insurance eligibility, benefits coverage and exceptions. This not only supplies the information needed upfront to reduce re-submissions of claims due to missing or inaccurate data, but also helps determine, before patients are discharged from the hospital, secondary coverage and what out-of-pocket expenses are owed by the patient (such as a deductible or co-pay balance).

Clearinghouse Services. The CIS clearinghouse is an accredited "open" clearinghouse for claims and remittance processing that ensures secure, timely handling and reporting of data. The Company's clearinghouse provides more than 7,000 edits, resulting in a greater than 99% payer acceptance rate.

AMSC Integrated Physician Services. The Company is expanding its services to the physician and emerging integrated delivery systems markets utilizing its 1994 acquisition of AMSC. AMSC is the nation's leading reseller of The Medical Manager physician practice management software and provides complete automated business office solutions for medical service organizations and physician-hospital organizations, as well as individual physicians. The Company's EDI capabilities complement those of AMSC through the integration of financial products and services that expedite cash flow, reduce paperwork and increase overall business productivity. The Company has added additional turnkey products and services to AMSC which include: master patient index, managed care contract management, EDI eligibility verification, hospital system interfaces, laboratory interfaces, automated charge and payment scanning and electronic claims and remittance posting. During 1995, approximately 13% of the Company's revenue was derived from Integrated Physician Services.

Managed Care Services. Through its recent acquisition of HCC, the Company is expanding its services to the managed care arena. CIS' Managed Care Services assists hospital business offices with decision support needs such as cost accounting, managed care, productivity, capitation and product line management. Managed Care Services' software products include: Distinction (for contract management), Dividend (for cost management) and Domain (for data management). Distinction maximizes revenue by automating the complicated terms and reimbursement formulas associated with managed care contracts. Dividend applications determine procedure costs, manage product lines and manage resources and costs associated with delivering patient care to reduce operating cost through timely monitoring and enhanced accountability. Domain provides the access tools for analyzing patient, clinical and financial data contained within the enterprise-wide data archive system. The Domain product enhances healthcare providers' operational and strategic decision-making by allowing them access to a resourceful database established from the information contained within Distinction and Dividend. Approximately 14% of total revenue during 1995 was derived from Managed Care Services.

Financial Services Division- Products and Services

The Financial Services Division now includes the Company's former Reimbursement Services Division, Professional Services Division and decision
support  services  offering.    A  brief description of each of the division's
services follows:

Audit Services (formerly Reimbursement Services). One of the roadblocks to efficiency and cash flow in the hospital business office is the lack of accuracy in billing. While the Company's claims management programs specialize in moving information efficiently between hospitals and insurance payers, the Company's Audit Services (formerly Hospital Billing Analysis, Inc.) provides several services that help ensure that hospitals capture all appropriate charges. Charge recovery services are performed at the hospital by the Company's skilled revenue auditors. These auditors compare insurance claims to patient files, verifying that all chargeable items and services have been accurately billed. The auditors also perform rebilling, follow-up and collections services for the claims they identify. This service, which also identifies charges which were erroneously included in such claims, has historically identified net undercharges amounting to 3%-5% of the value of the claims examined. The Company is paid a percentage of the net undercharges identified and collected. Approximately 23% of total revenue during 1995 was derived from Audit Services.

Audit Services also include: a Defense Audit program which provides hospitals with specially trained medical auditors to act on their behalf when dealing with insurance carriers; Patient Audit Request Services, which provides hospitals with third-party intervention to respond to patient questions or disputes in regard to billing issues; a Concurrent Audit program, whereby the Company's auditors review claims as they are generated by the hospital's billing office to help ensure that hospital charges are accurate upon initial submission of claims to insurance companies; and Supplemental Audit Support Services, designed to assist hospitals in evaluating, training and supplementing their existing internal auditing staffs.
In addition, the acquisition of HCC allowed for the development of a Managed Care Retrospective Audit service offering. This service provides hospitals with a process for reviewing and rebilling for undercharges identified from their managed care contracts.

Revenue from Audit Services is considered to be recurring because client retention is high and services are typically provided over a long period of time.

Professional Services. Hospitals often have a shortage of trained billing office personnel and a backlog of claims to be processed. Other times, hospitals require assistance with converting from one hospital information system to another. Through its variety of comprehensive professional services, the Company provides experienced and highly trained personnel to work on-site, in conjunction with the Company's electronic claims management system, providing assistance through temporary situations which otherwise would disrupt the normal billing process.

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

Charges for Professional Services are based upon negotiated fees, which can be a percentage of the claim value submitted through the electronic claims management system, a percentage of cash collected or a fixed fee, depending on the length of the project and the level of service provided. Revenue from Professional Services is generally considered to be non-recurring because the services provided are under special circumstances that rarely last longer than a few months. Approximately 10% of total revenue during 1995 was derived from Professional Services.

Decision Support Services. The Company's electronic claims management system processes approximately $4.4 billion of healthcare claims per month. As a result, the Company has established one of the largest data bases of current healthcare information available. As part of a strategic alliance with Bankers Trust, the Company plans to market this statistical and tactical information in an aggregate format to hospitals, hospital associations, state and federal agencies and other entities. In addition, the Company has a strategic alliance with GE Capital, Precision Funding , to provide accounts receivable funding to the healthcare industry.

Marketing and Customers

The Company markets its healthcare reimbursement and business office management services to acute-care hospitals with greater than 100 beds, of which there are approximately 2,500 in the United States. The Company markets its physician services to physician practices across the country. Currently, the Company's products and services are utilized by over 1,075 clients in 38 states, Canada, Great Britain, Australia, and New Zealand. The Company's services are marketed by direct sales and account service personnel on a decentralized basis. Regional offices are maintained in Atlanta, Georgia; Orlando, Florida; and Pleasanton, California.

During 1996, the Company's marketing activities will consist primarily of selling its reimbursement management services to both new and existing clients, and focusing on the newly emerging integrated delivery systems. Cross-selling opportunities between the Company's clients will continue to be explored.

During 1995 and 1994, the Company did not have any customers accounting for more than 10% of total revenue.

Software Maintenance and Development

Software Maintenance. To ensure the continuous flow of information, the Company's electronic claims management software must be updated to reflect changes in the rules, regulations and requirements of third-party insurance payers. To accomplish the updates, the Company regularly obtains current claims specifications from each insurance payer. Company personnel then translate each set of specifications to a format that can be used for programming purposes. Once the specifications are programmed and approved by the Company, the Company's electronic claims software is then updated and distributed to clients. Because the requirements of third-party insurance payers change so frequently, the Company releases updated software to clients on a monthly basis. The Company's other software products, such as eligibility verification and remittance posting, generally require only periodic updates.

Software Development for New States. Currently, the Company offers its electronic claims management services in 38 states. Because of its all-payer approach to claims management, the Company limits its claims management to those states in which it has first met the requirements for processing Medicare and Medicaid claims, in addition to commercial claims (the Company currently has the ability to manage commercial claims in all 50 states). Thus, before the Company begins managing claims in a new state, the complex and varied requirements of Medicare and Medicaid fiscal intermediaries must be obtained, translated, programmed and approved in a process similar to that of software maintenance. Once claims management has begun, the software will require continuous updating (see "Software Maintenance" above).

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

Competitive Conditions

Healthcare reimbursement management has emerged within the last 11 years as an industry comprised mainly of smaller, privately-owned firms. These firms are primarily regional or local and, because of their smaller size, tend to specialize in only one or two areas of reimbursement management (such as claims processing, follow-up and collections or charge recovery). Over the past year, considerable industry consolidation has started to take place, with many of these smaller, privately-owned firms being acquired by larger and larger companies. Such industry consolidation is expected to continue to accelerate and is typical of an emerging industry such as healthcare reimbursement management.

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

The Company is aware of approximately twelve firms which claim to be "all-payer" in their claims processing capabilities. Based upon contacts with representatives of health insurance companies, trade publications and associations, the Health Care Financing Administration and its client base, the Company believes that of these twelve firms, and despite the industry consolidation that is taking place, the Company continues to be the only firm whose reimbursement management services include electronic payer specific editing; a large number of insurance carriers accepting electronic claims; installation, training and support services; and the ability to offer comprehensive on-site reimbursement management services. In addition, the Company is developing and presently offers healthcare providers a variety of technology-based, electronic reimbursement management services that are unavailable from any other single source.

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

The Company is aware of approximately eight national or regional firms, all of which are privately owned, which offer Audit Services. The Company also competes in any given geographic location with any number of local providers of such services. Some hospitals also perform charge recovery and audit services in-house. Although the Company is not aware of any charge recovery and audit firm which competes with the Company on a national level or offers a similar variety of reimbursement management programs, competition by local and regional firms is often intense.

The Company's AMSC Integrated Physician Services is the leading provider of The Medical Manager, the most widely used practice management software in the physician sector. The Company is aware of two or three physician management software companies with which it competes on a national level, as well as various local dealers of The Medical Manager. The Company has developed numerous turnkey products and services which enhance its ability to attract new business. However, competition within the industry is intense, price competition is significant, and barriers to entry are low.

The Company is aware of fewer than ten national or regional firms which offer Managed Care Services. There has been a great deal of consolidation within the industry over the last few years, as smaller firms have been acquired by large, national firms, including hospital information systems software companies. Due to the size of these contracts, the selling process is labor intensive, and can be as long as one year. The barriers to entry in the market are high due to significant software development costs; however, due to the increased importance of managed care contracts, the attractiveness of the market could lead to increased competition.

Additionally, the current administration in Washington, D.C., as well as various governmental agencies, continue to discuss both general healthcare insurance reform, which may include mandatory electronic processing of all healthcare transactions, and major changes in both Medicare and Medicaid. The Federal government has announced a plan to completely re-organize the administration of its Medicare program by the year 1999. The Company continues to stay informed of decisions being made on a national level, but is unable to predict the effect on its competitive environment at this time.

Factors Influencing Projections of Future Activity

In the normal course of business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may, from time to time, issue certain statements, either in writing or orally, that contain forward-looking information. Generally, these statements relate to projections involving anticipated revenue, operating results of acquired subsidiaries and contract values.

As with any forward-looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially effect the results of the Company's operations.

In order to provide a more thorough understanding of the possible effects of some of these influences on any projections made by the Company, the following discussion sets forth certain factors that in the future could cause the Company's consolidated results for 1996 and beyond to differ materially from projections outlined in any such forward-looking statement made by or on behalf of the Company.

The competitive environment in which the Company operates, as noted above, is dynamic and ever-changing. The continued consolidation within the industry is expected to accelerate, and although typical, could result in increased competition and negatively impact both revenue and operating results.

The consolidation and elimination of healthcare providers, such as hospitals and physician practices, is also expected to continue. Although this consolidation and the creation of integrated delivery services does increase the opportunities for the Company to sell its full suite of products and services, the loss of clients through this process and their impact on revenue and operating results is not easily determined.

The companies acquired by CIS in the last two years are expected to have a significant impact on revenue and operating results in the future, from the current client base through cross-selling, as well as to new clients. These anticipated results could be negatively impacted by a number of factors including integration issues, infrastructure improvements and changes, and changes within the competitive environment in which they operate.

Employees

As of March 15, 1996, the Company had 454 full-time, 23 part-time and 12 temporary employees.

ITEM 2. PROPERTIES

The Company's corporate offices are comprised of 43,424 square feet in a high-rise office building in Tulsa, Oklahoma. The Tulsa offices are leased for a period ending July 31, 1999.

The Company's Financial Services Division leases office space in Palm Springs, California (see "Item 13. Certain Relationships and Related Transactions").

The Company also leases office space in Albany, New York; Atlanta, Georgia; Chicago, Illinois; Orlando, Florida; Pleasanton, California and Topeka, Kansas.

The Company considers that its properties are generally suitable and adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

As of March 15, 1996, there were no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Incorporated by reference herein from the inside back cover of the Company's 1995 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference herein from page 1 of the Company's 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference herein from pages 17 through 20 of the Company's 1995 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference herein from pages 21 through 36 of the Company's 1995 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference herein from pages 3, 9, 10, and 19 of the Company's Proxy Statement dated April 2, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference herein from pages 11 through 16 of the Company's Proxy Statement dated April 2, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference herein from page 2 of the Company's Proxy Statement dated April 2, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference herein from page 18 of the Company's Proxy Statement dated April 2, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

      The following financial statements contained in the Company's 1995 Annual Report to Shareholders are incorporated in other parts of this Report by reference:

                                                                 Annual Report
                                                                  Page Number
Consolidated Balance Sheets at December 31, 1995 and 1994 . . .          22
Consolidated Statements of Operations for the Years Ended December 31,
      1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . .          23
Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1995, 1994 and 1993  . . . . . . . . . . . .          24
Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1995, 1994 and 1993  . . . . . . . . . . . .          25
Notes to Consolidated Financial Statements  . . . . . . . . . . .       27-36
Report of Independent Accountants . . . . . . . . . . . . . . .          21

                                                                    Page(s) in
                                                                     Form 10-K
      2.  Financial Statement Schedules

Report of Independent Accountants . . . . . . . . . . . . . . . .        17

Schedule II - Valuation and Qualifying Accounts . . . . . . . . .        18

All other schedules have been omitted since they are not required, are not applicable, or because the information required is included in the financial statement and notes thereto.

      3.  Exhibits

                                                 Page(s) of this Form or
   Exhibit   Exhibit Description                 Report previously filed*
   Number

     (3)     Articles of Incorporation and By-
             laws:                               Page 19
               a.  Certificate of Amendment to
             the Certificate of Incorporation    Form 10-K filed March 31,
             of Registrant                       1990
                                                 Form 10-K filed March 31,
               b.  Certificate of Incorporation  1990
             of Registrant

               c.  Bylaws of Registrant

     (4)     Instruments defining the rights of  Form S-3 Registration
             security holders, including         Statement effective February
             indentures                          5, 1991
                a.  Form of Certificate of       Form 10-K filed April 14,
             Designation and Terms of the        1995
             Series A Participating Convertible
             Preferred Stock of C.I.S.
             Technologies, Inc.

                                                 Page(s) of this Form or
   Exhibit   Exhibit Description                 Report previously filed*
   Number

     (9)     Voting trust agreement              N/A

    (10)     Material contracts:
               a.  Office Building Lease         Page 20
             between Perimeter 400 Partners and
             CIS Technologies, Inc. for
             property located at 1100 Johnson
             Ferry Road, Atlanta, Georgia.
                                                 Page 36
               b.  First Amendment to Lease by
             and between Perimeter 400 Partners
             and CIS Technologies, Inc. for
             property located at 1100 Johnson
             Ferry Road, Atlanta, Georgia.       Page 40

               c.  Promissory Note Extension,
             Waiver of Covenants and
             Termination of Pledge Agreement by
             and between First Financial
             Management Corporation; Microbilt
             Corporation; Hospital Cost
             Consultants, Inc.; and C.I.S.       Page 44
             Technologies, Inc., dated December
             27, 1995.

               d.  Amended and Restated Credit
             Agreement by and among CIS, Inc.,
             CIS Technologies, Inc. and General
             Electric Capital Corporation dated
             February 1, 1996, and related
             annexes and exhibits.
    (11)     Statement re:  computation of per   1995 Annual Report to
             share earnings                      Shareholders, page 35

    (12)     Statement re:  computation of       N/A
             ratios

    (13)     Annual report to security holders,  Page 211
             Form 10-Q or quarterly report to
             security holders:

             The Registrant's 1995 Annual
             Report to Shareholders (certain
             portions of which are incorporated
             herein by reference and are
             identified by reference to page
             numbers thereof in the text of
             this report), except for those
             portions thereof which are
             expressly incorporated by
             reference in this filing, is
             furnished for the information of
             the Commission and is not to be
             deemed "filed" as part of this
             filing or otherwise.

    (16)     Letter re:  change in certifying    N/A
             accountant
    (18)     Letter re:  change in accounting    N/A
             principles

                                                 Page(s) of this Form or
   Exhibit   Exhibit Description                 Report previously filed*
   Number

    (21)     Subsidiaries of the Registrant      Page 251

    (22)     Published report regarding matters  N/A
             submitted to vote of security
             holders
    (24)     Power of Attorney                   N/A

    (27)     Financial Data Schedule             Page 252

    (28)     Information from reports furnished  N/A
             to state insurance regulatory
             authorities

*  Incorporated herein by reference

(b)   Reports on Form 8-K

      The Company filed a Form 8-K dated May 19, 1995 concerning a definitive purchase agreement with First Financial Management Corporation to acquire 100% of the outstanding capital stock of Hospital Cost Consultants, Inc. It also filed a Form 8-K dated June 15, 1995 reporting the completion of the acquisition of Hospital Cost Consultants, Inc. and the amendment to the Company's revolving credit facility agreement with General Electric Capital Corporation. Additionally, on August 14, 1995 the Company filed a Form 8-K/A reporting audited financial statements and pro forma financial information for Hospital Cost Consultants and the Company, respectively.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        C.I.S. TECHNOLOGIES, INC.


     Date:  4/14/96                     By /s/ Philip D. Kurtz
                                          PHILIP D. KURTZ,
                                          Chief Executive Officer
                                          (Principal Executive Officer)


     Date: 4/14/96                      By /s/ Richard A. Evans
                                          RICHARD A. EVANS,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)


     Date: 4/14/96                      By /s/ Rebecca L. Speight
                                          REBECCA L. SPEIGHT,
                                          Director, Finance and Accounting
                                          (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Date:  3/23/96                     By /s/ James L. Hersma
                                          JAMES L. HERSMA, Director


     Date: 3/23/96                      By /s/ Samuel L. Jacob
                                          SAMUEL L. JACOB, Director


     Date: 3/23/96                      By /s/ Philip D. Kurtz
                                          PHILIP D. KURTZ, Director


     Date: 3/22/96                      By /s/ John D. Platt
                                          JOHN D. PLATT, Director


     Date: 3/23/96                      By /s/ Dennis D. Pointer
                                          DENNIS D. POINTER, Director


     Date: 3/23/96                      By /s/ Robert J. Simmons
                                          ROBERT J. SIMMONS, Director


     Date: 3/23/96                      By /s/ N. Thomas Suitt
                                          N. THOMAS SUITT, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

     Our    report  on  the  consolidated  financial  statements  of  C.I.S.
Technologies, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 21 of the 1995 Annual Report to Shareholders of C.I.S. Technologies, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 13 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        /s/ Coopers & Lybrand L.L.P.

                                        COOPERS & LYBRAND L.L.P.





Tulsa, Oklahoma
February 6, 1996

                  C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1995, 1994 and 1993




                        Balance at  Additions:  Charged to  Deductions: Balance
                        beginning  Charged to     Other     Write-offs   at end
                        of period    expense    accounts    of accounts  of period

Allowance for doubtful
accounts

   1995                 $ 320,668  $  89,928   $ 182,788(1)  $ 119,796   $ 473,588
   1994                 $ 318,920  $   2,957   $     232(2)  $   1,441   $ 320,668
   1993                 $ 361,433  $  51,325   $     --      $  93,838   $ 318,920

                         Balance at                                Balance at
                          beginning                                   end
                          of period     Additions    Deductions    of period

Valuation allowance -
Deferred Tax Asset

   1995                 $ 1,234,929   $       --   $ 1,234,929   $        --
   1994                 $ 2,281,058   $       --   $ 1,046,129   $ 1,234,929
   1993                 $        --   $3,311,514*  $ 1,030,456   $ 2,281,058


* Represents initial valuation allowance recorded at date of adoption of Statement of Financial Accounting Standards No. 109.


1) Beginning allowance for doubtful account balance for HCC subsidiary acquired June, 1995.

2) Subsequent collections of amounts previously written-off.