Form 10-Q
period 1996-03-31
CIS TECHNOLOGIES INC
filed 1996-05-15
CIK 806072

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q
       X
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


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
                             YES   X      NO


The Registrant has one class of common stock, $0.01 par value. The number of shares of common stock outstanding as of May 8, 1996 was 30,189,589.

Total Pages:            17
Exhibit Index Page:     11

                           C.I.S. TECHNOLOGIES, INC.
                              INDEX TO FORM 10-Q


Part I.           FINANCIAL INFORMATION                                   Page

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 1996
            (Unaudited) and December 31, 1995 (Unaudited) . . . . . . . . . 3

            Consolidated Statements of Operations for the three
            months ended March 31, 1996 and 1995 (Unaudited)  . . . . . . . 4

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1996 and 1995 (Unaudited)  . . . . . . . 5

            Notes to the Consolidated Financial Statements (Unaudited)  . . 6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . .  7-10


Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                  C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                               March 31, 1996      December 31, 1995
                                                                  (Unaudited)            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $      283,574         $      598,072
  Accounts receivable:
    Trade, net of allowance for doubtful accounts                 10,873,847             12,607,913
    Charge recovery                                                4,376,634              4,476,270
  Related party receivables                                           96,157                 97,733
  Prepaid expenses                                                   779,876                650,288
  Deferred tax asset                                                 599,309                599,309
  Other current assets                                               801,234                723,132
    Total current assets                                          17,810,631             19,752,717

NON-CURRENT ASSETS:
  Related party receivables                                           54,228                 54,228
  Property and equipment, net                                     13,784,003             14,990,925
  Intangible assets, net                                          19,081,535             24,737,423
  Deferred tax asset                                               3,523,697              1,940,181
  Other non-current assets                                           744,394                877,460
    Total non-current assets                                      37,187,857             42,600,217
TOTAL ASSETS                                                  $   54,998,488         $   62,352,934


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    $    4,305,026         $    3,265,416
  Borrowings under line of credit                                  4,258,393              3,738,169
  Current maturities of long-term debt                             7,209,736              2,230,568
  Current portion of capital leases                                  150,564                192,462
  Deferred revenue                                                 1,316,503              1,651,443
    Total current liabilities                                     17,240,222             11,078,058

NON-CURRENT LIABILITIES:
  Long-term debt                                                   2,123,533              7,413,806
  Capital lease obligations                                          157,065                166,498
  Deferred income taxes                                              270,453                270,453
    Total non-current liabilities                                  2,551,051              7,850,757

STOCKHOLDERS' EQUITY:
  Preferred stock                                                     23,842                 23,842
  Common stock                                                       317,173                317,173
  Paid in capital in excess of par                                53,236,381             53,236,381
  Treasury stock (at cost)                                        (1,830,826)            (1,827,513)
  Accumulated deficit                                            (16,539,355)            (8,325,764)
    Total stockholders' equity                                    35,207,215             43,424,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   54,998,488         $   62,352,934




         See accompanying notes to consolidated financial statements.

                  C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations

                                                                         Three months            Three months
                                                                                ended                   ended
                                                                       March 31, 1996          March 31, 1995
                                                                          (Unaudited)             (Unaudited)

REVENUE                                                               $    9,963,489          $    8,396,113

OPERATING EXPENSES:
  Technical operations                                                     1,168,059                 856,373
  Sales and client service                                                 8,902,989               4,008,260
  General and administrative                                               1,676,445               1,745,689
  Depreciation and amortization                                            1,292,475                 897,053
  Provision to reduce the carrying value
    of long-lived assets                                                   6,396,184                        -

  Total operating expenses                                                19,436,152               7,507,375

OPERATING INCOME (LOSS)                                                   (9,472,663)                888,738

Interest expense, net                                                       (325,069)                 (5,538)
Other income (expense)                                                         5,144                  21,113

INCOME (LOSS) BEFORE INCOME TAXES                                         (9,792,588)                904,313
  Provision (benefit) for income taxes                                    (1,578,997)                 51,692
NET INCOME (LOSS)                                                     $   (8,213,591)         $       852,621

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                                             32,573,571              32,495,677

EARNINGS (LOSS) PER COMMON SHARE,
  PRIMARY AND FULLY-DILUTED:                                          $         (.25)         $          .03





















             See accompanying notes to consolidated financial statements.

                  C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                         Three months            Three months
                                                                                ended                   ended
                                                                       March 31, 1996          March 31, 1995
                                                                          (Unaudited)             (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                                     $   (8,213,591)         $      852,621
  Noncash items:
    Depreciation and amortization                                          1,292,475                 897,053
    Provision for (recovery of) doubtful accounts                          1,401,870                 (78,956)
    Provision to reduce the carrying value of long-lived
      assets                                                               6,396,184                      -
    Change in deferred tax asset                                          (1,583,516)                     -
  Net change in operating assets and liabilities                             560,078              (2,964,394)
Cash provided by (used in) operating activities                             (146,500)             (1,293,676)

INVESTING ACTIVITIES:
  Additions to property and equipment                                       (825,850)               (822,169)
  Acquisition of subsidiary                                                         -                (50,667)
Cash (used in) investing activities                                         (825,850)               (872,836)

FINANCING ACTIVITIES:
  Borrowings on line of credit                                             8,553,651                 297,984
  Repayment of line of credit                                             (8,033,428)               (341,861)
  Book overdrafts                                                            500,064                      -
  Repayment of long- term debt                                              (311,105)               (201,504)
  Payment of capital lease obligations                                       (51,330)                (62,245)
Cash provided by (used in) financing activities                              657,852                (307,626)

Net (decrease) increase in cash and cash
 equivalents during the period                                              (314,498)             (2,474,138)

Cash and cash equivalents at the beginning of
  the period                                                                 598,072              11,416,151

Cash and cash equivalents at the
  end of the period                                                   $      283,574          $    8,942,013

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                         $      239,735          $       50,757
Income taxes paid                                                     $       17,999          $       67,502
Capital lease obligation for computer equipment                       $             -         $      176,692












         See accompanying notes to consolidated financial statements.

                  C.I.S. TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

2. Change in Accounting Principles - Impairment of Long-Lived Assets

In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles held and used by
a n entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company evaluated its investment in long-lived assets and determined that, based upon the history of operating results and updated operating projections, the goodwill related to the acquisition of the Company's subsidiary, AMSC, Inc. (AMSC) was impaired. Accordingly, the first quarter includes a charge to operations of $5,202,000 to write down impaired goodwill resulting from the acquisition of AMSC.

3. Subsequent Event

On April 15, 1996 the Company entered into a definitive agreement to merge the Company with a subsidiary of National Data Corporation (NDC). Under the terms of that agreement, CIS shareholders will receive .08682 shares of NDC common stock for each CIS share owned. CIS shareholders will be issued approximately
2.8 million NDC common shares as a result of this exchange, representing a transaction value of approximately $97 million, based on the April 15, 1996 closing price of NDC common stock. The transaction, subject to shareholder approval and other conditions, is structured as a tax free exchange, to be accounted for as a pooling of interests.

                           C.I.S. TECHNOLOGIES, INC.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



Results of Operations

The Company's first quarter 1996 revenue was $9,963,000, an increase of $1,567,000, or 19%, over the same quarter in 1995. The increase in first quarter 1996 revenue resulted primarily from the June 1995 acquisition of Hospital Cost Consultants, Inc. (HCC) which contributed approximately $1.3 million of the increase in revenue. Excluding the revenue from this business, revenue increased by $286,000, or 3.4%, over the quarter ended March 31, 1995.


Expenses related to operations for the first quarter of 1996 increased $11.9 million, or 159%, compared with the first quarter of 1995. This increase was the result of the following: (1) the write-down of certain assets in the first quarter including a charge against goodwill of $5.2 million and a reduction in software, accounts receivable and other assets totaling $3.3 million ($1.2 million included as a provision to reduce the carrying value of long-lived assets and $2.1 million included as a charge to sales and client service); (2) approximately $1.9 million in additional operating expenses related to HCC; and (3) increases in operating expenses for AMSC of $726,000 and CIS of $890,000; offset by a decrease in the Reimbursement Services Division's (RSD) operating expenses of $167,000.

Associated with the adoption of SFAS No. 121, the Company evaluated its investment in long-lived assets and determined that, based upon the history of operating results and updated operating projections, the goodwill related to the acquisition of the Company's subsidiary, AMSC was impaired. Accordingly, the first quarter includes a charge to operations of $5.2 million to write down impaired goodwill resulting from the acquisition of AMSC. Software development costs of $1.2 million were written off as the costs were deemed to be in excess of the future recoverable value due to obsolescence. Accounts receivable was reduced by $1.4 million due to the identification of specific uncollectible accounts, the result of increased cash collection efforts and a decrease in the collectability of charge recovery receivables.

First quarter 1996 interest expense, net, was $325,000 versus $6,000 in 1995. The increase in 1996 was due to interest expense incurred related to additional debt used to acquire HCC.

The three months ended March 31, 1996 and 1995 included a tax benefit of $1,579,000 and tax expense of $52,000 respectively. The tax benefit recognized in the first quarter of 1996 resulted from the operating loss. However, the Company's effective tax rate in the future is expected to be in excess of the statutory tax rate (federal and state) due to the effect of non-deductible amortization of intangible assets.

The Company's first quarter 1996 resulted in a net loss of $8,214,000, a decrease of $9,066,000 from the same quarter in 1996. This change is due predominately to the write-offs described above. However, excluding write-offs the Company incurred a loss from operations in the first quarter of $1,241,000. This loss from operations for the three months ended March 31, 1996 was attributable in part to less than expected contract closings at two of the Company's most recently acquired businesses, AMSC and HCC.

Liquidity and Capital Resources

The Company's short-term cash requirements are currently being met through internally generated funds and borrowings under its revolving line of credit facility. The Company's $6.0 million line of credit facility will expire October 1997. At March 31, 1996 there were borrowings of $4.3 million under this line of credit facility and the Company's current borrowing capacity on the line of credit was $4.6 million.

At March 31, 1996 working capital was $570,000 and the current ratio was 1.0 compared to $8.7 million and 1.8 at December 31, 1995. The decrease in the current ratio in the first quarter was due, in part, to the write-off of receivables, described above and an increase in accounts payable and accrued liabilities. In addition, the Company has classified its debt with its principal lender of $7,139,000 as current due to the requirement of its principal lender that such obligation be repaid upon completion of the pending transaction with NDC, as described above, and due to the Company s noncompliance with certain financial ratio covenants in its credit agreement with its principal lender.

The results of operations during the last quarter of 1995 and the first quarter of 1996 have precipitated cash flow constraints. As a result, CIS obtained deferrals to May 1 and June 4, 1996 of the April 1 principal payment obligation of $614,000 on long-term debt with its principal lender. The Company's results for the three months ended March 31, 1996 have also resulted in the Company s noncompliance with certain financial ratio covenants in its credit agreement with its principal lender.

Cash used in operating activities was $147,000 for the quarter ended March 31, 1996, compared to $1,294,000 for the same period in 1995. Significant items affecting first quarter operating activities include: (1) a net loss of $8,214,000 due to first quarter write-offs, lower than expected revenues, and increased operating expenses; (2) depreciation and amortization of $1,292,000, an increase of $395,000 due primarily to the amortization of goodwill arising from the HCC acquisition; (3) a write-off of $1,402,000 of specifically identified accounts receivables, the result of increased cash collection efforts and a decrease in the collectability of charge recovery receivables;
(4) a write-off of impaired assets of $5,202,000 and a write-off of software development costs of $1,194,000 as previously discussed above; (5) cash provided of $560,000 due to the net change in operating assets and liabilities; and (6) a change in the deferred tax asset of $1,584,000 associated with the net loss for the quarter.

Cash used in investing activities decreased $47,000 from the same period in 1995. The Company's investment in software development has remained relatively consistent in comparison to the same quarter in 1995. These costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company's 1996 capital budget anticipates $3.7 million for continued software development compared to $2.8 million in 1995.

Cash provided by financing activities was $658,000 during the first quarter of 1996 compared to cash used in financing activities of $308,000 for the same period in 1995. The net change of $966,000 is due primarily to the Company's cash needs brought about by the net losses in the fourth quarter of 1995 and the first quarter of 1996. Net repayments on the Company's line of credit and book overdrafts were $44,000 during the first quarter of 1995 compared to net borrowings of $1.0 million in the first quarter of 1996.

The Company expects future software development costs and working capital requirements will be provided by the Company's internally generated cash flow, funds available under its revolving line of credit facility, or additional line of credit advances from the Company's principal lender.

The Company's total capitalization (long-term obligations plus stockholders' equity) was $37.8 million at March 31, 1996 compared with $51.3 million at December 31, 1995. This decrease was the result of the first quarter net loss which was largely attributable to certain write-offs as described above.

Looking Forward

The Company will hold a special meeting of stockholders on May 30, 1996 to consider and vote upon a proposal to adopt an Agreement and Plan of Merger, dated as of April 15, 1996, with NDC. If consummated, the Company will become a wholly-owned subsidiary of NDC and each share of the Company's capital stock will be converted into the right to receive shares of NDC common stock. If the transaction is consummated, the Company believes certain restructuring charges may be incurred due to the realization of synergies between the two companies. This transaction and the related synergies may improve the profitability of the Company in the future.
If the transaction is not consummated, the Company will address its working capital needs with its principal lender and anticipates that it will implement significant operational improvements which it believes will improve the performance of the Company.

In the normal course of business, the Company, in an effort to keep its shareholders and the public informed about the Company's operations, may, from time to time, issue certain statements, either in writing or orally, that contain forward-looking information. Generally, these statements relate to projections involving anticipated revenue, operating results of acquired subsidiaries and contract values. As with any forward-looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially effect the results of the Company's operations. In order to provide a more thorough understanding of the possible effects of some of these influences on any projections made by the Company, the following discussion sets forth certain factors that in the future could cause the Company's consolidated results for 1996 and beyond to differ materially from projections outlined in any such forward-looking statement made by or on behalf of the Company.

The competitive environment in which the Company operates, as noted above, is dynamic and ever-changing. The continued consolidation within the industry is expected to accelerate, and although typical, could result in increased competition and negatively impact both revenue and operating results. The consolidation and elimination of healthcare providers, such as hospitals and p h y s ician practices, is also expected to continue. Although this consolidation and the creation of integrated delivery services does increase the opportunities for the Company to sell its full suite of products and services, the loss of clients through this process and their impact on revenue and operating results is not easily determined. The companies acquired by CIS in the last two years are expected to have a significant impact on revenue and operating results in the future, from the current client base through cross-selling, as well as to new clients. These anticipated results could be negatively impacted by a number of factors including integration issues, infrastructure improvements and changes, and changes within the competitive environment in which they operate.

                               OTHER INFORMATION

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            A.   Exhibits

                                                                                     Page(s) of this Form or
Number           Exhibit Description                                                 Report previously filed

(10a)            First Amendment to Amended and Restated Credit                                      13
                 Agreement dated April 1, 1996 by and among C.I.S. Inc.,
                 C.I.S. Technologies, Inc., and General Electric Capital
                 Corporation.

(11)             Statement re:  computation of per share earnings.                                   17

            B.   Forms 8-K

                 1. The Company filed a Form 8-K dated April 22, 1996 to state that the Company had entered into a definitive agreement to merge the Company with a subsidiary of National Data Corporation.

                 2. The Company filed a Form 8-K dated April 30, 1996 declaring that on April 26,1996 the Company filed a Notice of Postponement of Annual Meeting of Shareholders with the Securities and Exchange Commission postponing until further notice the annual meeting of the shareholders of the Company originally scheduled to be held May 9, 1996. The Notice of Postponement was released for mailing on April 26, 1996 to shareholders of record as of March 15, 1996.

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

Date: May 15, 1996